Form 10-Q
period 2019-06-30
Malo Holdings Corp
filed 2019-08-13
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 12, 2019

MALO HOLDINGS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MALO HOLDINGS CORPORATION
June 30, 2019
INDEX TO FINANCIAL STATEMENTS

MALO HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets
Cash	$7,462	$-
Stock subscription receivable	-	25

Total current assets	7,462	25

Total assets	$7,462	$25

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$5,797	$23
Note payable - stockholder	53,025	34,525

Total current liabilities	58,822	34,548

Total liabilities	58,822	34,548

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(51,860)	(35,023)

Total stockholders’ deficit	(51,360)	(34,523)

Total liabilities and stockholders’ deficit	$7,462	$25

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three	For the six
	months ended	months ended
	June 30, 2019	June 30, 2019

Revenue	$-	$-

General and administrative expenses	8,148	15,494

Loss from operations	(8,148)	(15,494)

Other expense
Interest expense	722	1,343

Net loss	$(8,870)	$(16,837)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Preferred Stock		Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2018	-	$-	5,000,000	$500	$(35,023)	$(34,523)

Net loss	-	-	-	-	(16,837)	(16,837)

Balance, June 30, 2019	-	$-	5,000,000	$500	$(51,860)	$(51,360)

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six
months ended
June 30, 2019

Cash flows from operating activities:
Net loss	$(16,837)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	5,774

Net cash (used in) operating activities	(11,063)

Cash flow from financing activities:
Proceeds from stock subscription receivable	25
Proceeds from note payable - stockholder	18,500

Net cash provided by financing activities	18,525

Net change in cash	7,462

Cash, beginning of period	-

Cash, end of period	$7,462

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2019

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

Note 3 – Income Taxes

As of June 30, 2019, the Company has net operating loss carryforwards of approximately $52,000, to reduce future federal and state taxable income through 2039, which results in a deferred tax asset of approximately $11,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
Income tax expense (benefit) at statutory federal rate
Federal	$-
State	-
Total current	-
Deferred:
Federal	3,600
State	-
Valuation allowance	(3,600)
Total deferred	-
Provision (benefit) for income taxes	$-

As of June 30, 2019, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate for the six months ended June 30, 2019:

Six Months Ended
June 30, 2019

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

As of June 30, 2019, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of June 30, 2019, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of common stock for $500 to the founders of the Company.

Note 5 – Preferred Stock

As of June 30, 2019, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of June 30, 2019, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of June 30, 2019, the total amount due under the Note was $54,391, including accrued interest or $1,366, which is reported as a component of accrued expenses in the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company has incurred losses from inception of approximately $52,000 and has negative working capital of approximately $51,000. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of June 30, 2019, the Company had $7,462 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2019, the Company had total assets equal to $7,462 comprised exclusively of cash. This compares with total assets of $25, comprised exclusively or stock subscription receivable, as of December 31, 2018. The Company’s current liabilities as of June 30, 2019 totaled $58,822 comprised of accounts payable and accrued expenses and amounts due to a related party. This compares to the Company’s total current liabilities of $34,548 comprised of accounts payable and accrued expenses and amounts due to a related party, as of December 31, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the six month period ended June 30, 2019:

Six Months Ended June 30, 2019
Net Cash (Used In) Operating Activities	$(11,063)
Net Cash Provided by Financing Activities	$18,525
Net Change in Cash	$7,462

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

Issuance of Promissory Note to a Stockholder and Director

On December 27, 2018, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2019, the amount due under the note was $54,391 including accrued interest of $1,366. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 27, 2018 (Inception), through June 30, 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2019, the Company had a net loss of $8,870, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Quarterly Report on Form 10-Q, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2019	MALO HOLDINGS CORPORATION

	By:	/s/ Ian Jacobs
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