Form 10-Q
period 2019-09-30
Malo Holdings Corp
filed 2019-11-13
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at November 12, 2019

MALO HOLDINGS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

i

PART I - FINANCIAL INFORMATION

MALO HOLDINGS CORPORATION
September 30, 2019
INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets	2

Condensed Statement of Operations	3

Condensed Statement of Changes in Stockholders’ (Deficit)	4

Condensed Statement of Cash Flows	5

Notes to Condensed Financial Statements	6

MALO HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets
Cash	$154	$-
Stock subscription receivable	-	25

Total current assets	154	25

Total assets	$154	$25

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued expenses	$2,220	$23
Note payable - stockholder	58,010	34,525

Total current liabilities	60,230	34,548

Total liabilities	60,230	34,548

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(60,576)	(35,023)

Total stockholders' deficit	(60,076)	(34,523)

Total liabilities and stockholders' deficit	$154	$25

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three	For the nine
	months ended	months ended
	September 30, 2019	September 30, 2019

Revenue	$-	$-

General and administrative expenses	7,862	23,356

Loss from operations	(7,862)	(23,356)

Other expense
Interest expense	854	2,197

Net loss	$(8,716)	$(25,553)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2018	-	$-	5,000,000	$500	$(35,023)	$(34,523)

Net loss	-	-	-	-	(25,553)	(25,553)

Balance, September 30, 2019	-	$-	5,000,000	$500	$(60,576)	$(60,076)

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
For the nine
months ended
September 30, 2019

Cash flows from operating activities:
Net loss	$(25,553)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	2,197

Net cash (used in) operating activities	(23,356)

Cash flow from financing activities:
Proceeds from stock subscription receivable	25
Proceeds from note payable - stockholder	23,485

Net cash provided by financing activities	23,510

Net change in cash	154

Cash, beginning of period	-

Cash, end of period	$154

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2019

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

Recent Accounting Pronouncements

Management does not believe that any recently issued yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 3 – Income Taxes

As of September 30, 2019, the Company has net operating loss carryforwards of approximately $61,000 to reduce future federal and state taxable income through 2039, which results in a deferred tax asset of approximately $13,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the nine months ended September 30, 2019:

Current expense:
Federal	$-
Deferred tax benefit:
Federal	5,400
Valuation allowance	(5,400)
Total	$-

As of September 30, 2019, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate for the nine months ended September 30, 2019:

Expected income tax provision at the federal statutory rate	21.0%
Valuation allowance	-21.0%
Effective income rate, net	-

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss carryforwards could be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent stockholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such stockholders at any time during the testing period.

As of September 30, 2019, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of September 30, 2019, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of common stock for $500 to the founders of the Company.

Note 5 – Preferred Stock

As of September 30, 2019, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of September 30, 2019, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of September 30, 2019, the total amount due under the Note was $60,230, including accrued interest of $2,220 which, is reported as a component of accrued expenses in the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2019, the Company has incurred losses from inception of approximately $61,000 and has negative working capital of approximately $60,000. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

Note 8 – Subsequent Event

During October 2019, the Company received additional advances of $500 under the terms of the Note.

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

In addition, the Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2019, the Company had $154 in cash. There are no assurances that the Company will be able to secure any additional funding as needed, other than the $500 advance received during October 2019. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of September 30, 2019, the Company had total assets equal to $154, comprised exclusively of cash. This compares with total assets of $25, comprised exclusively of stock subscription receivable, as of December 31, 2018. The Company’s current liabilities as of September 30, 2019 totaled $60,230, comprised of accrued expenses and amounts due to related parties. This compares to the Company’s total current liabilities of $34,548 comprised of accrued expenses and amounts due to related parties, as of December 31, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the nine month ended September 30, 2019:

Nine Months Ended September 30, 2019
Net Cash (Used In) Operating Activities	$(23,356)
Net Cash Provided by Financing Activities	$23,510
Net Change in Cash	$154

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

Issuance of Promissory Note to a Stockholder and Director

On December 27, 2018, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2019, the total amount due was $60,230, including accrued interest of $2,220. During October 2019, the Company received additional advances of $500 under the terms of the note. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 27, 2018 (Inception), through September 30, 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2019, the Company had a net loss of $8,716 and $25,553 respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Item 4.	Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2019	MALO HOLDINGS CORPORATION

	By:	/s/ Ian Jacobs
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

8