Form 10-Q
period 2020-03-31
Malo Holdings Corp
filed 2020-05-15
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at May 14, 2020

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

ii

MALO HOLDINGS CORPORATION

March 31, 2020

MALO HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash	$10	$224

Total current assets	10	224

Total assets	$10	$224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$12,694	$3,173
Note payable - stockholder	65,510	65,510

Total current liabilities	78,204	68,683

Total liabilities	78,204	68,683

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(78,694)	(68,959)

Total stockholders’ deficit	(78,194)	(68,459)

Total liabilities and stockholders’ deficit	$10	$224

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)

Revenue	$-	$-

General and administrative expenses	8,697	7,346

Loss from operations	(8,697)	(7,346)

Other expense
Interest expense	1,038	621

Net loss	$(9,735)	$(7,967)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	5,000,000	$500	$(68,959)	$(68,459)

Net loss	-	-	-	-	(9,735)	(9,735)

Balance, March 31, 2020	-	$-	5,000,000	$500	$(78,694)	$(78,194)

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(9,735)	$(7,967)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	9,521	621

Net cash (used in) operating activities	(214)	(7,346)

Cash flow from financing activities:
Proceeds from the sale of common stock	-	25
Proceeds from note payable - stockholder	-	11,000

Net cash provided by financing activities	-	11,025

Net change in cash	(214)	3,679

Cash, beginning of period	224	-

Cash, end of period	$10	$3,679

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2020

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Form 10-K filed with the SEC on March 30, 2020. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments for a fair presentation of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for a full year.

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

Note 3 – Income Taxes

As of March 31, 2020, the Company has net operating loss carryforwards of approximately $79,000, to reduce future federal and state taxable income through 2040, which results in a deferred tax asset of approximately $17,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the three months ended March 31, 2020:

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
Current expense:
Federal	$-	$-
Deferred tax benefit:	-	-
Federal	2,000	1,700
Valuation allowance	(2,000)	(1,700)
Total	$-	$-

As of March 31, 2020, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate for the three months ended March 31, 2020:

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
Statutory federal income tax rates	21%	21%
Valuation allowance	-21%	-21%
Effective tax rate	-	-

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

As of March 31, 2020, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of March 31, 2020, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of common stock for $500 to the founders of the Company.

Note 5 – Preferred Stock

As of March 31, 2020, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized, none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of March 31, 2020, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of March 31, 2020, the total amount due under the Note was $69,725, including accrued interest of $4,215 which is reported as a component of accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company has incurred losses from inception of approximately $79,000 and has negative working capital of approximately $78,000. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

Note 8 – COVID-19

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that has significantly adversely affected businesses of all types, economies and financial markets worldwide. The business of any potential target business with which the Company consummates a business combination could be materially and adversely affected. Furthermore, the Company may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, the Company’s ability to consummate a business combination, or the operations of a target business with which the Company ultimately consummates a business combination, may be materially adversely affected.

Note 9 – Subsequent Event

During April 2020, the Company received additional advances of $10,000 under the terms of the Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of March 31, 2020, the Company had $10 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

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

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that has significantly adversely affected businesses of all types, economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

Liquidity and Capital Resources

As of March 31, 2020, the Company had total assets equal to $10 comprised exclusively of cash. This compares with total assets of $224, comprised exclusively of cash, as of December 31, 2019. The Company’s current liabilities as of March 31, 2020 totaled $78,204 comprised of accounts payable and accrued expenses and amounts due under a note payable to a shareholder. This compares to the Company’s total current liabilities of $68,683, comprised of accounts payable and accrued expenses and amounts due under a note payable to a shareholder, as of December 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Net Cash (Used In) Operating Activities	$(214)
Net Cash Provided by Financing Activities	$-
Net Change in Cash	$(214)

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

Issuance of Promissory Note to a Stockholder and Director

On December 27, 2018, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2020, the amount due under the note was $69,725 including accrued interest of $4,215.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 27, 2018 (Inception), through March 31, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2020, the Company had a net loss of $9,735, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2020	MALO HOLDINGS CORPORATION

	By:	/s/ Ian Jacobs
Ian Jacobs Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (principal executive officer and principal financial officer)

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