Form 10-Q
period 2020-06-30
Malo Holdings Corp
filed 2020-08-13
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 13, 2020

MALO HOLDINGS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JuNE 30, 2020

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MALO HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash	$2,421	$224

Total current assets	2,421	224

Total assets	$2,421	$224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$5,553	$3,173
Note payable - stockholder	85,510	65,510

Total current liabilities	91,063	68,683

Total liabilities	91,063	68,683

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(89,142)	(68,959)

Total stockholders’ deficit	(88,642)	(68,459)

Total liabilities and stockholders’ deficit	$2,421	$224

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

General and administrative expenses	9,106	8,148	17,803	15,494

Loss from operations	(9,106)	(8,148)	(17,803)	(15,494)

Other expense
Interest expense	1,342	722	2,380	1,343

Net loss	$(10,448)	$(8,870)	$(20,183)	$(16,837)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(Unaudited)

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	5,000,000	$500	$(68,959)	$68,459

Net loss	-	$-	-	$-	$(20,183)	$(20,183)

Balance, June 30, 2020	-	$-	5,000,000	$500	$(89,142)	$(88,642)

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(20,183)	$(16,837)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	2,380	5,774

Net cash (used in) operating activities	(17,803)	(11,063)

Cash flow from financing activities:
Proceeds from the sale of common stock	-	25
Proceeds from note payable - stockholder	20,000	18,500

Net cash provided by financing activities	20,000	18,525

Net change in cash	2,197	7,462

Cash, beginning of period	224	-

Cash, end of period	$2,421	$7,462

See accompanying notes to condensed financial statements

 MALO HOLDINGS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2020

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

Note 3 – Income Taxes

As of June 30, 2020, the Company has net operating loss carryforwards of approximately $89,000, to reduce future federal and state taxable income through 2040, which results in a deferred tax asset of approximately $19,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows:

	For The Six Months Ended June 30, 2020	For The Six Months Ended June 30, 2019
Current expense:
Federal	$-	$-
Deferred tax benefit:	-	-
Federal	4,200	3,500
Valuation allowance	(4,200)	(3,500)
Total	$-	$-

As of June 30, 2020, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate is as follows:

	For The Six Months Ended June 30, 2020	For The Six Months Ended June 30, 2019
Statutory federal income tax rates	21%	21%
Valuation allowance	-21%	-21%
Effective tax rate	-	-

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

As of June 30, 2020, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of June 30, 2020, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of common stock for $500 to the founders of the Company.

Note 5 – Preferred Stock

As of June 30, 2020, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized, none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of June 30, 2020, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of June 30, 2020, the total amount due under the Note was $91,063, including accrued interest of $5,553 which is reported as a component of accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2020, the Company has incurred losses from inception of approximately $89,000 and has negative working capital of approximately $89,000. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of June 30, 2020, the Company had $2,421 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2020, the Company had total assets equal to $2,421 comprised exclusively of cash. This compares with total assets of $224, comprised exclusively of cash, as of December 31, 2019. The Company’s current liabilities as of June 30, 2020 totaled $91,063 comprised accrued interest and amounts due under a note payable to a shareholder. This compares to the Company’s total current liabilities of $68,683, comprised of accrued interest and amounts due under a note payable to a shareholder, as of December 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Net Cash (Used In) Operating Activities	$(17,803)
Net Cash Provided by Financing Activities	$20,000
Net Change in Cash	$2,197

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

Issuance of Promissory Note to a Stockholder and Director

On December 27, 2018, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2020, the amount due under the note was $91,063 including accrued interest of $5,553.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 27, 2018 (Inception), through June 30, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended June 30, 2020, the Company had a net loss of $20,183, comprised of legal, accounting, audit and other professional services fees incurred in relation to the preparation and filing of the Company’s SEC filings, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2020	MALO HOLDINGS CORPORATION

	By:	/s/ Ian Jacobs
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