Form 10-Q
period 2020-09-30
Malo Holdings Corp
filed 2020-10-01
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56036

MALO HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-3299164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2255 Glades Road, Suite 324A Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 989-2208
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at September 30, 2020

MALO HOLDINGS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, potential business combinations, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MALO HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash	$3,956	$224
Total current assets	3,956	224

Total assets	$3,956	$224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$13,010	$3,173
Note payable - stockholder	98,010	65,510

Total current liabilities	111,020	68,683

Total liabilities	111,020	68,683

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(107,564)	(68,959)

Total stockholders’ deficit	(107,064)	(68,459)

Total liabilities and stockholders’ deficit	$3,956	$224

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

General and administrative expenses	16,964	7,862	34,767	23,356

Loss from operations	(16,964)	(7,862)	(34,767)	(23,356)

Other expense
Interest expense	1,458	854	3,838	2,197

Net loss	$(18,422)	$(8,716)	$(38,605)	$(25,553)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(Unaudited)

For the Nine months Ended September 30, 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	5,000,000	$500	$(68,959)	$(68,459)

Net loss	-	$-	-	$-	$(38,605)	$(38,605)

Balance, September 30, 2020	-	$-	5,000,000	$500	$(107,564)	$(107,064)

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended	For the nine months ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(38,605)	$(25,553)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	9,837	2,197

Net cash (used in) operating activities	(28,768)	(23,356)

Cash flow from financing activities:
Proceeds from the sale of common stock	-	25
Proceeds from note payable - stockholder	32,500	23,485

Net cash provided by financing activities	32,500	23,510

Net change in cash	3,732	154

Cash, beginning of period	224	-

Cash, end of period	$3,956	$154

See accompanying notes to condensed financial statements

MALO HOLDINGS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2020

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

Note 3 – Income Taxes

As of September 30, 2020, the Company has net operating loss carryforwards of approximately $108,000, to reduce future federal and state taxable income through 2040, which results in a deferred tax asset of approximately $22,600 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Current expense:
Federal	$-	$-
Deferred tax benefit:	-	-
Federal	8,100	5,400
Valuation allowance	(8,100)	(5,400)
Total	$-	$-

As of September 30, 2020, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate is as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Statutory federal income tax rates	21%	21%
Valuation allowance	-21%	-21%
Effective tax rate	-	-

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

As of September 30, 2020, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of September 30, 2020, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of common stock for $500 to the founders of the Company.

Note 5 – Preferred Stock

As of September 30, 2020, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized, none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of September 30, 2020, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of September 30, 2020, the total amount due under the Note was $105,021, including accrued interest of $7,011, which is reported as a component of accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2020, the Company has incurred losses from inception of approximately $108,000 and has negative working capital of approximately $107,000. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

Note 9 – Proposed Merger Agreement

On September 21, 2020, the Company filed with the SEC a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a recently formed wholly-owned subsidiary of the Company (“Merger Sub”), and Augmedix, Inc., a Delaware corporation (“Augmedix”), pursuant to which Merger Sub would merge with and into Augmedix, with Augmedix continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of Augmedix. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, Augmedix and Merger Sub (the “Merger Agreement”).

Augmedix is a provider of remote medical documentation and live clinical support services with a mission to rehumanize the clinician-patient relationship so that doctors can focus on what they do best — patient care. The company is headquartered in San Francisco, California.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding equity interests of Augmedix will be converted into shares of our Common Stock, such that the holders of Augmedix equity before the proposed Merger will own approximately 88% of the outstanding shares of our Common Stock after the Merger (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1.

The foregoing description of the proposed Merger Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to a Current Report on Form 8-K.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2020, the Company had $8,344 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company, except as described below.

Recent Development—Proposed Merger

On September 21, 2020, the Company filed with the SEC, a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a recently formed wholly-owned subsidiary of the Company (“Merger Sub”), and Augmedix, Inc., a Delaware corporation (“Augmedix”), pursuant to which Merger Sub would merge with and into Augmedix, with Augmedix continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of Augmedix. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, Augmedix and Merger Sub (the “Merger Agreement”).

Augmedix is a provider of remote medical documentation and live clinical support services with a mission to rehumanize the clinician-patient relationship so that doctors can focus on what they do best — patient care. The company is headquartered in San Francisco, California.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding equity interests of Augmedix will be converted into shares of our Common Stock, such that the holders of Augmedix equity before the proposed Merger will own approximately 88% of the outstanding shares of our Common Stock after the Merger (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1.

The foregoing description of the proposed Merger Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to a Current Report on Form 8-K.

Liquidity and Capital Resources

As of September 30, 2020, the Company had total assets of $3,956 comprised exclusively of cash. This compares with total assets of $224, comprised exclusively of cash, as of December 31, 2019. The Company’s current liabilities as of September 30, 2020 totaled $111,020 comprised of accounts payable for accounting and review services for the September 30, 2020 SEC filings, accrued interest and the amount due under a note payable to a shareholder. This compares to the Company’s total current liabilities of $68,683, comprised of accrued interest and the amount due under a note payable to a shareholder, as of December 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the nine months ended September 30, 2020:

Nine months ended September 30, 2020
Net Cash (Used In) Operating Activities	$(28,768)
Net Cash Provided by Financing Activities	$32,500
Net Change in Cash	$3,732

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

As of September 30, 2020, the amount due under the note was $105,020 including accrued interest of $7,010.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 27, 2018 (Inception), through September 30, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended September 30, 2020, the Company had a net loss of $38,605, comprised of legal, accounting, audit and other professional services fees incurred in relation to the preparation and filing of the Company’s SEC filings, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 1, 2020	MALO HOLDINGS CORPORATION

	By:	/s/ Ian Jacobs
Ian Jacobs Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.