Form 10-K
period 2020-12-31
Augmedix, Inc.
filed 2021-03-31
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56036

AUGMEDIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3299164
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Sutter Street, Suite 1300, San Francisco, California	94104
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (888) 669-4885

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.0001 Par Value	AUGX	OTCQX Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (June 30, 2020), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided. On March 29, 2021, shares of the registrant’s common stock were cleared for trading on the OTCQX Best Market in the United States under the symbol AUGX. The number of shares of Registrant’s Common Stock outstanding as of March 25, 2021 was 26,864,058.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding changes in regulatory requirements;

●	our ability to interoperate with the EHR (as defined below) systems of our customers;

●	our reliance on Vendors (as defined below);

●	our ability to attract and retain key personnel;

●	the competition to attract and retain RDSs (as defined below);

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements and our need for or ability to obtain additional financing to fund our operations;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators and real time medical note documentation services;

●	the impact of current and future laws and regulations;

●	the impact of the COVID-19 pandemic on our business, results of operations and future growth prospects; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K (“Annual Report”) may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference in this Annual Report as exhibits with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

ii

PART I

ITEM 1. BUSINESS

Our Mission

Our mission is to re-humanize healthcare by enabling doctors to be doctors. Our solution helps relieve the burden of medical note documentation so that doctors can focus on what they do best — patient care.

Overview

The medical note documentation burden in the U.S. is significant. It is a major contributor to doctor burnout, which according to a recent study in the Annals of Internal Medicine, costs the U.S. healthcare industry $4.6 billion from lost productivity and recruiting costs.

Healthcare practitioners in the U.S. often look to outsourced solutions to handle their documentation. There are various solutions that are marketed to clinicians (which include licensed physicians, nurse practitioners and physicians’ assistants, but not registered nurses). These range in scope from self-serve dictation tools to fully out-sourced medical note documentation solutions. We are a provider of a fully out-sourced medical note documentation solution that also provides supplemental clinical support to the U.S. healthcare industry.

Augmedix, Inc. was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. We provide software compatible with off-the-shelf, mobile client devices (smartphones or Google Glass) that enables clinicians to communicate with remotely-located documentation specialists (each an “RDS”, and collectively “RDSs”). Our RDSs observe the clinician-patient interaction, through an audio/video stream, and extract the relevant elements of that interaction to create the medical notes that are then uploaded into the patient’s chart contained within the electronic health record (“EHR”) system. The EHR system is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the U.S. is provided in ambulatory or clinical environments and hospitals. We focus most of our efforts in the ambulatory/clinical segment of the patient care market. Roughly 85% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 15% consists of small practices and individual practitioners.

We have generated in excess of four million medical notes since we began offering our service and are currently delivering about 35,000 notes to our customers each week. We estimate that our solution saves doctors two to three hours each day which is time that they can redeploy to see more patients or improve their work-life balance. We believe the benefits to healthcare enterprises are increased productivity and higher clinician and patient satisfaction.

The current COVID-19 pandemic and resulting safety protocols have prompted a significant shift towards delivering health services remotely via telemedicine. Our technology platform was designed to enable real time, two-way communication between remotely-located participants. We believe telemedicine will remain an important part of health services delivery even after the end of the COVID-19 pandemic.

The COVID-19 pandemic has also required modifications to how we deliver our service. While our general business model is to provide RDS service from central operating centers, local shelter in place orders have required us to shift to work-from-home for all employees and contracted employees. We were able to transition to full work from home for all RDSs worldwide within a few days with very little service interruption. We will continue our work from home model until and to the extent that local conditions allow for employees to safely work from our operations centers. We instituted additional system controls to ensure compliance with our privacy practices.

Our technology vision is to automate as much of the medical note creation process as possible by applying an approach referred to as “intelligent automation.” While the unstructured nature of a conversation between physician and patient places inherent limitations on how much note creation can ultimately be automated, we believe automation, even if partial, generates significant benefits including improved operating efficiencies, higher-quality medical notes and a more uniform level of note quality.

Our intelligent automation approach toward achieving note automation is different than that being pursued by other participants in our industry. Our approach is based upon our belief that technicians will be a necessary part of the note creation process for a long time. We use widely available technology today to mine our data sets and help us build the proprietary models needed to enable automation. However, we use such technology to build tools that our RDSs can use to automate some of the principal tasks in the note creation process rather than requiring significant changes or structure to the clinician’s workflow.

Our Industry

Accurate medical records are indispensable to ongoing patient care. The cornerstone of any medical record system is proper recording of a patient’s examination as it occurs. Pen and paper, either in the hands of a physician or an in-person documentation specialist, was the traditional method of producing medical notes, but this method can be both time consuming in the hands of a caregiver and subject to subsequent misinterpretation due to illegibility or other factors. Misinterpretation of the information actually recorded can lead to confusion regarding the patient’s condition and/or clinician services provided. The volume of medical information required to be recorded and the number of intended recipients has also increased.

The advent of computerized record systems, that are now an integral part of the healthcare landscape as a result of the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), has ushered in a new era of record keeping in which medical records are stored as electronic text and data that enhances legibility and has the potential to be more thorough. Furthermore, computerized record systems can be instantly accessed by numerous practitioners at the same time, which has enabled medical practitioners to instantly share medical records with each other for mutually-served patients.

The enormous resources expended on medical documentation has burdened the healthcare industry and caused many organizations, as well as individual practitioners, to look to outsourcing solutions. Existing EHR medical record systems are generally cumbersome for practitioners to use due to their highly structured nature and user interfaces that cause data entry to be regimented by design and be quite time consuming. Today, we estimate that up to one-third of a doctor’s day is consumed by the required and complex interactions with the EHR. This can lead to many physicians authoring their notes hours or days after the actual patient visit. Physicians also need to invest significant time to familiarize themselves with the EHR whenever a new EHR is adopted or whenever an update to an existing EHR is introduced. These issues are compounded by the fractured nature of the EHR space, with over 700 different EHRs available in the U.S. The largest of these are Epic, Cerner, Allscripts and Athena.

The principal legacy tools and solutions (manual, or existing EHR solutions) are not ideally suited to the changing U.S. healthcare landscape. Automated dictation tools have evolved such that they convert speech to text with minimal errors, however, they demand a great deal of the clinician’s time to convert the relevant aspects of their interactions with patients into a cogent, accurate and comprehensive medical note. The in-person documentation specialist, one of the most prevalent out-sourced solutions, has been severely impacted by the COVID-19 pandemic which reduced the ability for such personnel to be physically present at the point of care delivery.

Our Opportunity

We believe that we have the opportunity to serve the ambulatory/clinical segment of the U.S. patient care services market with solutions that address medical note documentation needs. Our solutions cater to large and small healthcare organizations but can also be adopted by individual practitioners. There are currently about 1.1 million physicians in the U.S. About 88% of these, or 980,000 work within the specialties that we currently cover. Of these, about 30%, or 295,000, fall within the productivity parameters we establish as the best prospects for realizing the highest customer ROIs. Using an average current subscription price of $1,800/doctor/month, we believe that our total addressable market in the U.S. is approximately $6.0 billion annually.

Our existing customers employ directly, or are affiliated with, about 210,000 physicians. We estimate there are about 50,000 addressable physicians within this group, which translates to a $1.0 billion opportunity annually. As such, our existing enterprise healthcare customers represent about 17% of the total U.S. addressable market. Based upon the number of physicians we currently service, we have penetrated about one percent of the potential that resides within our existing enterprise customer base.

In addition to physicians who work in the ambulatory or clinical setting of healthcare centers, there are approximately 57,000 emergency department physicians in the U.S. today which would increase the size of our total addressable market. We had a successful pilot of our service at one hospital in California. In early 2021, we initiated a marketing campaign to promote the service.

The Benefits of our Services

The core value of our service is relieving the medical note documentation burden placed on clinicians. According to Physician Compensation Report and National Physician Report, it is estimated that clinicians spend one-third of their day on non-revenue generating documentation activity as of 2019. We leverage technology and services to address the core documentation challenges of clinicians. Our solution saves this time while improving clinical documentation and quality measures for reimbursement. We believe our solution leads to higher patient satisfaction, as clinicians can focus their entire attention on their patients instead of having to disrupt the natural flow of discourse in order to write, type or dictate the medical note themselves during the visit.

For most of our Live (as defined below) customers, we also provide other services such as care reminders, orders and referrals, which enhance our value proposition. Care reminders are text notifications we provide physicians during their interactions with patient visit that point out areas that should be addressed by the physician with the patient. Our RDSs source the information for such reminders from the patient’s EHR, which physicians sometimes do not have time to review thoroughly prior to the patient visit. Examples of reminders include notifications of medication contraventions, vaccinations or preventive screening tests due.

Our value proposition is anchored on the time savings we generate for our users. We can save certain clinicians up to two to three hours per day in paperwork administration, depending on their patient volume. Our documentation solution increases productivity by up to 20% as well as increase certain clinicians satisfaction with work-life balance by 49%, according to internal management studies and customer satisfaction surveys. We have created a data driven sales approach with health systems to evaluate productivity and charting efficiency of all eligible providers. Understanding each individual clinician’s efficiency enables us to clearly identify their potential ROI and provide the health system with a credible estimate of the expected ROI at the enterprise level.

Our service has demonstrated its effect on improving the top line of our enterprise customers. Based upon actual results of a study we conducted of 136 physicians from one of our enterprise customers, our service can be expected to generate an estimated $3.13 million of net revenue over a 12-month period for every cohort of 100 doctors, made up of 67 primary care physicians and 33 specialty doctors. For these purposes, we define net revenue as the gross improvement in revenue less the fees paid to Augmedix. We believe the economic benefit of a high ROI, coupled with increased clinician’s satisfaction and the inherent tight integration into the clinician’s workflow, are the primary drivers behind our high net revenue retention rate, which stood at 114% as of December 31, 2020.

What Sets Us Apart

Since we developed our concept of remote, real time medical note documentation, several companies have entered the field. To varying degrees, each offers a solution that addresses the documentation burden faced by physicians. We believe that our service is distinct from these other providers because our solution addresses every aspect of the documentation burden placed upon clinicians.

At its core, our service is predicated upon four foundational elements, each of which is critical in relieving a clinician’s documentation burden. We believe we are the only service among our peers to offer all four.

We leverage the ambient conversation between physician and patient as the input source for the medical notes we produce. This results in the greatest time savings for physicians, as they do not have to expend time on extraneous functions to transmit the information to the RDS. It also results in higher patient satisfaction since physicians are not required to alter their natural interaction with patients.

Furnishing doctors with mobile devices, through which they access our service, provides them with freedom of movement, which is essential as they see patients in several exam rooms and as they communicate with their RDS while they travel between exam rooms and their office. And as physicians have had to embrace telehealth during the COVID-19 pandemic, having a mobile device enables them to connect to the service from the safety of their home.

Our RDSs are remotely-located. As a result, our services are less intrusive than an in-person documentation specialist and allow for a more comfortable environment for patients. The remote nature of our services also allows us to recruit from a large and geographically diverse pool of candidates. The vast majority of our RDSs are currently located in South Asia. Importantly, we have not been impacted by the restrictions placed on in-person documentation specialists by many healthcare organizations.

Finally, our premium Live (as defined below) service is real time. Real time offers significant benefits to physicians as it allows them the peace of mind that their documentation is completed when they are done with a patient visit, thus eliminating the need to recall what occurred during the typical 15-30 patient visits they service each day. More importantly, it allows for real time interactivity between the physician and RDS. This is critical in addressing any ambiguities in the information observed by the RDS and results in a higher quality medical note. Further, it enables us to deliver valuable clinical support services that our customers are increasingly demanding, such as care reminders, order processing and referrals. Delivery of such additional services increases our utility to our customers.

Our Services and Business Model

We provide two primary subscription services, each of which feature best-in-class medical note documentation. Our RDSs are trained experts who use our proprietary software to deliver timely and clinically accurate medical notes.

●	Augmedix Live. In our real time service, branded “Live”, dedicated trained RDSs provide medical documentation and live clinical support. We provide clinicians special purpose mobile devices to connect to their assigned RDS and stream the audio and video of patient visits. Clinicians may choose to use a smartphone or a Google Glass unit as their preferred mobile device to connect with their assigned RDS. The client devices are owned by us and are an integral part of the service offering. Our RDS is a member of the care team and engages in two-way communication with the clinician during the shift. The RDS creates and enters the medical note into the patient’s EHR chart for final review by the clinician. RDSs also prepare pending orders and referral letters and provide reminders regarding clinical matters throughout the shift. This service is offered as an annual subscription with various tiers based upon committed monthly RDS hourly support. If the clinician’s service needs change, tiers may be adjusted periodically to provide a better reflection of actual service usage.

●	Augmedix Notes. We launched our non-real time offering, branded “Notes,” in 2020. In our Notes offering, RDSs provide medical documentation based upon recorded visits. We furnish clinicians a smartphone to record the audio and video for patient visits during a shift. Google Glass is not currently offered as a client device for the Notes service. The RDS creates and enters the medical note into the patient’s EHR chart for final review by the clinician. Notes are delivered no later than the next business day and generally prior to the beginning of the clinician’s next shift. This service is offered on a monthly subscription basis with pricing based upon the monthly number of notes produced or recording hours. We believe this offers physicians more flexibility than a scheduled service where they must commit to a fixed number of hours, regardless of how much they use the service. With Notes, our customers only pay for the medical notes requested or hours recorded.

Our Competition

We compete on the basis of price, quality of service offered, breadth of services and uniqueness of service. We believe our competitors fall into three broad categories.

●	Dictation software providers. Uncustomized dictation software provides a Do-It-Yourself tool for those clinicians who prefer to create their own medical notes but do not need their notes in real time. It is the lowest cost solution but also provides the least utility to the clinician and is at most risk of error. Several of our enterprise customers also provide their clinicians with dictation tools. Examples include Dragon, an offering of Nuance Communications, Inc. and Fluency from M-Modal, a subsidiary of 3M Corporation.

●	Third-party, non-real time medical note generators. Non-real time solutions are more costly than dictation software but provide more value to clinicians because they more accurately capture and reflect the ambient conversation between clinician and patient which they use as their primary input source. Through our Notes service, we are a participant in the non-real time segment of the market. Our Notes service differentiates itself from other market participants primarily on the basis of price and note quality. Other market participants include IKS Healthcare, Robin Healthcare, Nuance DAX and DeepScribe.

●	Real time medical note documentation services. These solutions deliver the most value to physicians given their timeliness and synchronous nature. Clinicians can expect to see considerable time savings by minimizing any downstream editing as any ambiguities are dealt with at the time they arise. The largest participant in this sector, Scribe America, provides this service in-person. In-person solutions have drawbacks, however, including personnel restrictions within many healthcare facilities today due to the COVID-19 pandemic safety protocols or other factors. Another major challenge is the available supply of qualified candidates to fill the role of documentation specialist, which is limited to the geographic location of the clinician. Additionally, some patients are uncomfortable in the presence of an unfamiliar non-clinician in the exam room. Our real time solution - Live – differentiates itself from current providers by leveraging remotely-located specialists. M-Modal is another participant in this segment.

Our Growth Strategy

There are over 1.1 million physicians in the U.S., of which 69% work for, or are affiliated with, a health system. Our current customer accounts, together, employ directly, or have affiliations with, a total of approximately 210,000 physicians, of which we currently serve less than 1%. Our growth strategy is focused on five areas:

●	Expand our relationship with current large physician group and health systems customers. Historically, our growth has been fueled by reducing physician burnout for high producing physicians. This approach has led to slow and steady growth since our inception. Our data-driven approach to expand existing accounts identifies physicians whose productivity is below targeted levels as a result of their documentation burden. We believe proactively identifying these physicians and demonstrating the value of our service will grow our existing client base.

●	Sell new products in our existing and new health systems. The 2020 launch of Notes will help us expand our relationship with existing customers as Notes unlocks new segments of clinicians not fully addressed by our Live service. We also recently launched our Emergency Department offering that expands our total addressable market and provides a new entry point into new health systems. We will continue to expand our offerings where we have data and assets that provide us a competitive advantage.

●	Sell our products to new health systems and large physician groups. Our sales team consistently seeks to identify health systems and large physician groups that we believe will benefit from our service. We believe that the attributes of potential customers most suited to our solution include physicians that struggle with documentation efficiency, customers that seek to transition to value based care, and customers that are in geographic locations where the workforce is not suited to assist physicians with documentation due to cost or lack of skills.

●	Target sales to small practices and independent physicians. A portion of our potential customers include individual physicians that are not affiliated with health systems or large physician groups. We aim to contract with these parties directly for our services using a transactional sales model.

●	Leverage channel partnerships to drive sales. We believe our position in the exam room may be attractive to potential partners with adjacent offerings. Examples could include data analytics companies working to provide physicians with clinical insights, EHR companies that are trying to reduce the documentation burden their software creates, pharmaceutical companies that seek physician participation in clinical trials, and medical supply companies that work with physicians to buy their product.

Our Technology Platform

Our Technology Strategy

Our technology strategy is focused on providing tools to RDSs to render our medical note documentation service efficiently. The technology that we provide to clinicians is familiar and simple to operate. Clinicians are provided a single purpose mobile device with a simple-to-use application for ease of onboarding. Each component of our technology platform – from the streaming data channel, to its visual and audio presentation within the RDS cockpit, to the software used by the RDS’ to create the note – are designed to comply with the Health Insurance Portability and Accountability Act of 1996’s (“HIPAA”) standards pertaining to data security.

Our platform is remote and mobile thus, is suited to support both in person and telemedicine visits. The devices that we provide to clinicians can be used to capture telemedicine visits regardless of the telehealth platform used by the clinician. We render a seamless service experience as the clinician moves from telephone calls, to video calls, to in person visits. Our devices follow the clinician ensuring that the connection between clinician and RDS remains intact during the clinician’s entire shift. Additionally, we have developed some integration of our platform with certain telehealth platforms to further facilitate the experience for both our RDSs and our customers.

Augmedix Platform Overview

Our technology platform consists of three primary components.

●	Clinician Device. The clinician’s interface device, either a Smartphone (“Phone”) or Google Glass device (“Glass”) is used during patient encounters to enable remote audio/video feed of the visit. Our proprietary single purpose app (“Doc App”) that runs on the Phone and/or Glass facilitates secure communication between the clinician and RDS.

●	RDS Cockpit. The stream of audio and video from the clinician’s Doc App is transmitted to a web application (“RDS Cockpit”) for the RDS to communicate with the clinician and prepare the medical note. RDS managers pair RDSs to clinicians based on medical specialty and health system EHR credentials.

●	Streaming Service. The clinician device and the RDS Cockpit are linked by a common layer of servers that establish secure connections and signal handling for streaming audio/visual feeds and other data interactions between the Doc App and RDS Cockpit. The visit is live streamed for the Live service and recorded for RDS playback in the Notes service.

Clinician Devices and Doc App

We provide multiple third-party device options for clinicians, each of which is configured with a proprietary Doc App. We offer a standalone Smartphone Doc App that runs on a Smartphone with an Android operating system. The Doc App provides real time streaming and instant messaging so that the RDS can communicate in real time with the clinician. We also offer a standalone Android Doc App that runs on Google Glass which also provides real time streaming and instant messaging functionality. Our system also features a third Doc App for Notes service. All versions of our Doc App contain features for connecting, communicating, and streaming audio and video to the server. All Android devices in production are locked-down to ensure the security and integrity of the device.

RDS Cockpit

The RDS Cockpit is a web application that RDSs use for their day-to-day activities. The RDS views the audio/video stream from the clinician’s device and uses Notebuilder, third party speech to text and other software tools within this application to capture and document the patient visit. The RDS can direct-message or ask, via a secure audio channel, clarifying questions to the clinician during the shift. All stored data is encrypted with AES-256 bit encryption at rest and in transit. Storage is necessary for note preparation, note completion and quality assurance.

“Intelligent Automation” through Notebuilder

We use Intelligent Automation, a combination of software and human intervention, to facilitate and automate the medical note creation process. Our Notebuilder application is a patent pending proprietary software tool that leverages structured data to facilitate medical note creation by the RDS. According to our internal studies, the Notebuilder tool allows the RDS to complete the medical note up to 50% faster than manual documentation using free text. We continue to improve the Notebuilder and other documentation tools with the intent of transforming the RDSs role from content creator to content editor.

The Notebuilder displays options which the RDS selects to document relevant patient medical information. The menu of options is curated based upon the patient demographic, medical specialty, visit type and nature of complaint(s). The RDS makes selections related to the conditions reported, timing, frequency and context, of symptoms as well as current medications and treatments, if applicable. The RDS uses Notebuilder to make selections that populate three core sections of the Medical Note: (i) History of Present Illness, (ii) Physical Exam and (iii) Assessment and Plan. Selection options are dynamically filtered as the RDS makes entries such that most relevant selections for medications, tests, imaging, procedures, diagnoses and treatments are displayed. As options are selected by the RDS, Notebuilder automatically generates medically correct natural language sentences summarizing the medical visit into a properly organized medical note for insertion in the patient’s EHR chart.

Notebuilder allows customizations based upon specialty, clinic or individual clinician preferences. Specific clinician preference templates can be saved within the tool and used by the RDS as needed. The Notebuilder provides the RDS with access to medical data sets such as a medication database with dosages, frequency and related side effects.

Notebuilder was initially released in early 2020 and rolled out to all RDSs by December 31, 2020. Product development efforts are ongoing to enhance the features of Notebuilder by increasing the level of automation and adding more specialties and medical data sets.

Speech-to-Text

When a clinician wants exact words entered, generally as a part of the Assessment and Plan section of the medical note, dictation is commonly utilized. We partner with companies providing HIPAA compliant speech-to-text solutions. These are integrated into the RDS Cockpit to facilitate the RDS’ ability to efficiently edit and insert dictations into the medical note. This feature uses a machine learning tool to automatically transcribe speech to text. According to an internal study, dictated words represent an average of 5-10% of a typical medical note. Leveraging a speech-to-text transcription tool improves both the accuracy and time to complete these portions of the note.

Our solution is hosted within our Amazon Web Services Virtual Private Cloud (“VPC”) and leverages one or more HIPAA-compliant third-party services, which transcribes the audio and returns text. All calls to the third-party services do not store any of our data.

Platform Architecture

We use state of the art, HIPAA-compliant cloud infrastructure to host all of our production applications, web services, data-channels, audio-video streaming platforms, databases, and data processing servers for Artificial Intelligence / Machine Learning (“AI/ML”). We use a WebRTC platform that employs powerful Android and JavaScript webRTC SDKs to deliver highly secure audio and video to our customers.

Audio Visual Streaming Service

Our platform is hosted inside HIPAA-compliant third-party cloud infrastructure. Communication to and from our platform is encrypted end-to-end and aligned with HIPAA regulations. Each streaming server is load balanced and has redundant capacity to ensure 100% fault tolerance. We provide periodic updates to the platform. Each streaming server is a secured EC2 instance, hosting dockerized containers for streaming servers (Janus MCU, TURN), proxy and load balancer. If applicable, clinician-patient conversation audio files are stored in HIPAA- compliant disk/block storage attached to the EC2 instances and at the end of day uploaded to Amazon Web Services S3 blob storage.

Security

DTLS-SRTP is used to ensure end-to-end security. Audio-video data is encrypted with AES 128 bit encryption. AES 128 key exchange happens over ECDHE_ECDSA with P-256 curve during DTLS handshake. Signaling happens over HTTPS/TLS 1.2 channel using RSA 2048 bit encryption.

Data Channel

A dedicated data channel is required to cover critical communication between the RDSs and clinicians. The channel is such that the conversation between the clinician and the RDS happens in a “room.” Each of the rooms work like a typical chat room with each shift comprising a session. The conversations usually include typical routine IMs, signals, switches to activate, deactivate or change state of certain components running in our Doc App and RDS Portal. The RDS Portal and Doc App both interact with the data channel over a secure network. The data channel consists of multiple nodes behind a Network Load Balancer (“NLB”) to ensure horizontal scalability and fault tolerance. Each of the nodes provides a full-duplex secure WebSocket connection to maintain a persistent connection with clients and uses Redis pub/sub mechanism to load balance users among different nodes.

Password protected Amazon Web Services ElastiCache is used as a Redis server that provides HIPAA compliant in-transit and data-at-rest encryption. There are also redundant Redis nodes to ensure fault tolerance.

Data

All web applications and our Doc App web services store data inside HIPAA-compliant MySQL databases. The databases store administrative information relating to clinicians and RDSs. We temporarily store audio and text data on the HIPAA compliant servers to accommodate operational processes including training, quality assurance and production work. We store certain data for longer terms and maintain a database of de-identified data to train our AI models. We also maintain a database of meta-data based on Notebuilder selections. Such data is used to improve our products and provide enhanced services to our customers.

Scalability and Uptime

Our streaming servers with redundant capacity are placed in different availability zones to ensure fault tolerance. All the servers are located in the U.S. All requests to streaming endpoints are load balanced and served in a round-robin approach. Using the proprietary Augmedix OTA portal, we can selectively push Android OS updates to specific devices. We use enterprise level device management software to maintain and manage its Phone devices. New features, improvements, bug fixes made to our RDS Cockpit applications, can be released separately/independently to production servers through a planned and well documented process.

Our Operations

Our Remote Documentations Specialists (“RDS”)

Our services are rendered by highly trained RDSs, who use our technology tools to deliver clinically accurate and comprehensive notes into the customer’s EHR system. Our RDSs observe clinician-patient interactions through audio and video feeds, extract the relevant details of the visit, and document the medical note for clinician review and approval. The medical note contains information vital to on-going patient care and billing and is securely stored in the patient’s unique chart in the EHR. RDSs use dedicated, secure terminals to access the RDS Cockpit which includes the Notebuilder and other tools to view the visit and create the medical note. The task of observing a doctor-patient interaction, extracting the relevant aspects of the conversation and then recording them in a structured medical note is difficult and requires a significant amount of skill and training.

Our RDSs are well educated, most at the university level and many are recruited straight out of university. Many have Biology majors, but we also recruit from various other disciplines. We also recruit from a large, established pool of medical transcriptionists in India. The RDS position can be a very attractive alternative to medical transcription as that industry is contracting due to advancements in speech-to-text technology. The work performed by our RDSs is dynamic and substantially more complex than transcription as it requires considerable cognitive ability and understanding of nuanced physician-patient interactions and synthesizing into cogent and accurate medical notes, while transcription is a verbatim rendition of recorded audio.

All of our RDSs must pass our mandatory intensive training program prior to working with our clinicians. Our proprietary training modules are trainer-led and include medical visit basics, visit videos, medical documentation standards and requirements, and practice sessions using Notebuilder and other tools. The training program for new RDSs takes approximately three months for international trainees to complete and includes strict testing and grade achievement standards. We also provide specialty training for several specialties. We support many specialties in clinic and in hospital settings and are continuing to build our specialty training library.

Our Live service is provided during the clinician’s shift. Our RDSs serve as an extension of the care team and are assigned to clinicians based on specialty. Typically, one RDS will accompany a clinician for the duration of that clinician’s shift, though on occasion a clinician may have multiple RDSs accompanying her or him on a shift. Currently, our RDSs require more time than his/her assigned clinician to complete a shift’s worth of medical notes due to pre-charting and note finishing.

Our Notes service takes place after the patient visit. Clinician-patient interactions are recorded for playback by our RDS. Completed notes based on that recording are delivered before the clinician resumes his/her next shift. The task of creating a medical note from a recording is less challenging than doing so in real time. Moreover, and in particular with the benefit of our Notebuilder, an RDS is able to handle the notes for more than one clinician during his/her shift.

Our Operation Centers

We provide service from nine RDS Operations Centers across four countries – the US, Bangladesh, India and Sri Lanka. There are six centers in India and one center in Sri Lanka that are owned and operated by five independent third parties (the “Vendors”), while the two centers in the US and Bangladesh are wholly-owned and operated by us. Due to the COVID -19 pandemic, most of our worldwide RDSs are currently working from home in compliance with local regulations and safety protocols.

Our strategy is to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia, with a smaller operation within the US. The US operation accounts for a small fraction of our global RDS workforce and we expect it to remain below 10% of the global total for the foreseeable future. Our Bangladesh operation is our fastest growing center. It served about 29% of our customers at December 31, 2020. Our goal is to reach up to 35% by late-2021. This is to enable greater control over a larger percentage of our operations and to mitigate concentration risk among existing Vendors.

All Vendors are currently paid based upon an hourly rate and the number of assigned contracted clinician hours. This payment arrangement represents a substantial change from the previous model that operated through the first half of 2020 wherein Vendors included additional flat fees for each RDS passing our training and certification requirements. Under the current arrangement, effective for all Vendors by July 2020, the hourly rate paid to each Vendor incorporates the amortized cost of training and certifications.

Our Bangladeshi RDSs, all of whom are employees, are paid a fixed monthly salary. In addition to RDSs, our Bangladesh offices include engineering, customer support, human resources, global information technology, compliance, finance and accounting and general management, among other personnel. All our Bangladesh-based employees receive complimentary benefits such as healthcare, and when working from our offices, meals, private transportation to their homes after their shifts, among others. We believe the compensation we provide our Bangladeshi employees is competitive in the local market for US-based employers.

Our Customers

Our customers are diverse in size, geography, and specialty. Our clients include some of the largest health systems and specialty groups in the U.S., including Sutter Health, Dignity Health, US Oncology, TriHealth, Northern Light, Summit Pacific and UCSF, among others. Approximately 85% of the physicians we serve are members of health systems, while the remaining 15% are from small independent practices. We have a relatively high concentration of physicians served among our enterprise customers, with one client accounting for 27% while the remaining physicians served are spread across 14 other health systems. We generated revenue from customers in 34 different states in 2020, the largest concentration being in California. Within our customer base, we currently serve 37 specialties, the largest of which is family practice at 49% of total physicians served. Our systems are compatible with 19 different EHRs. The top four account for 78% of all our physicians served, with Epic at 40%, Cerner at 29%, iKnowMed at 6%, and Allscripts at 3%.

Areas of expansion within our existing enterprise customers include deeper penetration of the locations in which we already serve physicians, coverage of new specialties, and entering new care locations. We define success with our clients with respect to two key criteria, increased productivity and physician satisfaction. With clients that follow our best practices framework and share data with us, we focus on time savings and productivity increases, the latter measured in work Relative Value Units (“wRVU”), per individual physician. wRVUs reflect the time, technical skill and effort, mental effort and judgment, and stress to provide a given medical service. The number of wRVUs a provider generates ties directly to reimbursement rates in most payment models. Relative Value Units generally rank the resources (including physician’s work, expenses of the physician’s practice, and professional liability insurance) used to provide a particular medical service based upon that service’s Current Procedural Terminology (“CPT”) code or Healthcare Common Procedure Coding System (“HCPCS”) code. To determine the level of reimbursement from a payor (typically an insurance company such as Blue Cross or Aetna) for a given service, a service’s RVUs are multiplied by a dollar conversion factor. Conversion factors and fee schedules are established by the Medical Group Management Association (“MGMA”) and CSA Group, independent testing and standards bodies serving the US healthcare industry.

The primary drivers of the physician work portion of RVU, or wRVU, are patient volume, the appropriate and completeness of the documentation describing the services rendered during the patient visit and the efficiency with which such services were performed. The aggregate increase in wRVU production across their physician base drives the health system’s overall financial performance and the ROI potential of our service for our customers.

Some examples of the value our users see is captured in the following case studies:

Case Study #1: Dr. Seneca Dewar, Dignity Health

Highlights:

●	Charting Hours: 20 hours saved charting per week

Before Augmedix:

Looking to devote more time to patient care

Dr. Seneca Dewar is a primary care physician who was overwhelmed with mandated EHR documentation and spent most of his weekends on data entry. He was typically spending over 20 hours per week completing his patient notes and was increasingly burdened by the documentation.

After Augmedix:

Lower workload and more time with patients

Since Dr. Dewar started working with Augmedix, he finishes his patient notes by the end of every day and dedicates an additional four hours to his clinic time each week. He no longer works after hours and is able to spend his reclaimed time with his family. Overall, he has enjoyed his experience on the Augmedix platform and values working with his tech-enabled documentation team.

Case Study #2: Heather Dountas PA, C

Highlights:

●	Charting Hours: +16 hours saved charting per week

●	Patient Visits: + 2.6 patient visits per day

Before Augmedix:

Overtaxed, under-documented

There were never enough hours in the day for Heather, a busy PA-C in Primary Care. In the midst of a full patient schedule, she was often forced to choose between completing thorough documentation, sending orders, and reconciling medication lists. Heather found herself regularly taking home 2-3 hours of incomplete paperwork per day.

After Augmedix:

Productivity increased, balance restored

Since starting with Augmedix, Heather is doing what she once thought impossible: seeing more patients, spending less time on documentation, and providing higher quality care, all while being fully present with her patients. She leaves work on time with the day’s notes completed, ready to enjoy her reclaimed time with her family.

Governmental Regulation

The healthcare industry in which we operate is highly regulated, and the services we provide are subject to a complex set of healthcare laws and regulations. We and our customers must comply with a variety of requirements, including among others, HIPAA, HITECH, regulations issued by the Department of Health and Human Services and the Centers for Medicare and Medicaid Services, a number of fraud and abuse laws, such as the federal Anti-Kickback Statute and the False Claims Act, and comparable state laws. We have structured our operations to comply with these laws and other regulatory and contractual requirements.

HIPAA and HITECH Act

HIPAA establishes a set of national privacy and security standards for protecting the privacy, confidentiality and security of protected health information (“PHI”). Under HIPAA, health plans, healthcare clearinghouses and healthcare providers, together referred to as “covered entities” for purposes of HIPAA, and their “business associates” must meet certain standards in order to protect individually identifiable health information. HITECH enhances and strengthens the HIPAA privacy and security standards and makes certain provisions of HIPAA directly applicable to business associates of covered entities.

In connection with our business operations, we access, use and disclose PHI on behalf of our covered entity clients, and therefore, are considered to be, a business associate of our customers and subject to HIPAA, and its implementing regulations. As a business associate, we are required to have agreements with our covered entity clients whereby we agree to appropriately safeguard the PHI we create or receive on their behalf and to abide by statutory and other regulatory obligations under HIPAA. These obligations include, but are not limited to, the responsibility to (i) maintain physical, technical and administrative safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of PHI, (ii) report security incidents and other inappropriate uses or disclosures of PHI, including to individuals and governmental authorities, and (iii) assist covered entities from which we obtain health information with certain duties under HIPAA.

HIPAA and HITECH impose numerous requirements on our business operations, and subject us to material liability and other adverse impacts to our business in the event we fail to comply with their requirements. These include, without limitation, civil fines, possible criminal sanctions in certain circumstances, contractual liability to our customers, and damage to our brand and reputation. We have implemented appropriate safeguards to address the privacy and security of PHI consistent with our regulatory and contractual requirements. We also train our personnel regarding HIPAA and other related requirements. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA and other regulations. Because these standards are subject to interpretation and change, we cannot predict the future impact of HIPAA or other regulations on our business and operations. To comply with our regulatory and contractual obligations, we may have to adjust our policies and practices and invest in new technologies.

Federal Anti-Kickback Statute and False Claims Act

We may also be subject to various federal laws targeting fraud and abuse in the healthcare industry.

For example, the federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Penalties for federal Anti-Kickback Statute violations can be severe, and include imprisonment, criminal fines, civil money penalties with triple damages (when the False Claims Act is implicated) and exclusion from participation in federal healthcare programs. The Anti-Kickback Statute is subject to evolving interpretations.

In addition, the federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we would not submit claims directly to payors, we could be held liable under the False Claims Act if we are deemed to “cause” the submission of false or fraudulent claims by, for example, including inaccurate information in draft medical notes for physicians, or if our documentation services are found to have caused clinicians to have inaccurately attested to “Meaningful Use” criteria.

Other Laws and Regulations

In addition to HIPAA and HITECH, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of individually identifiable health information. In many cases, state laws are not preempted by the HIPAA privacy and security standards and may impose more stringent standards, thus complicating compliance efforts. Similarly, state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any source, not only government programs.

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and a system of internal accounting controls. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

Sales and Marketing

Currently, we predominantly rely upon a dedicated direct sales force and account management team to sell our solutions. The direct sales force is structured geographically and focuses on acquiring new health systems, large physician specialty practices and generating transactional sales with smaller practices and independent physicians. Our sales force mobilizes data to demonstrate a clear ROI for investing in our solution to potential customers. There is typically a 30-day implementation window from contract execution to first day of service to allow for provision of hardware, clinician workflow orientation, RDS assignment and receipt of EHR credentials.

Additional sales activity is driven by our account management team. The account management team is responsible for expansion within our existing client base. The team is structured by account segment: strategic enterprises, developing enterprises, and independents.

Our marketing efforts focus on lead generation, building market awareness and content support. Marketing drives market/brand awareness and inbound leads from both enterprises and independent physicians. Our team tracks the effectiveness of specific marketing campaigns to ensure their efficacy against our established cost-per-lead and customer acquisition cost targets. A variety of marketing approaches are leveraged including search engine optimization, paid search advertising, social media campaigns, social media advertising, and email marketing. We also focus on end-to-end marketing campaigns to drive leads and awareness, such as our 2020 launch of Notes.

Research & Development

Artificial Intelligence/Machine Learning (“AI/ML”)

We are developing the ability to integrate AI/ML into Notebuilder to increase efficiency by automatically providing note suggestions to our RDSs. This requires training AI/ML models comparing de-identified transcripts of patient visits with their corresponding medical notes. We store audio and note records used in this process only if agreed to by the customer. We use automated speech-to-text tools, as edited by transcriptionists, to produce transcripts for the persisted audios of selected doctor/patient visits. We apply a de-identification process to the audio transcripts of the doctor/patient visits to remove protected health information (“PHI”). This is followed by an annotation process to assign labels to both the transcripts and corresponding notes. The labels that come from the annotation step are used to develop classification models. The final stage is to apply one of several Natural Language Generation methods to generate sentences. Our goal is to provide note suggestions which will be integrated into Notebuilder to further reduce the amount of human intervention needed to create a medical note. These models are currently in the development phase.

Streaming Technologies

In addition to continuously improving our streaming platform, we constantly evaluate third-party streaming solutions for low latency, high fidelity. The goal is to improve the reliability and scalability of the Platform while reducing costs.

Devices for Providers

We continue to explore alternate hardware devices that can be used by clinicians. In addition to ease of use, improved audio quality, better connectivity and faster battery charge rate are some of the attributes used in our evaluation process.

Electronic Health Records (“EHRs”)

An EHR is a digital version of a patient’s paper chart. EHRs are real-time, patient-centered records that make information available instantly and securely to authorized users. While an EHR does contain the medical and treatment histories of patients, an EHR system is built to go beyond standard clinical data collected in a provider’s office and can be inclusive of a broader view of a patient’s care. EHRs are a vital part of health IT and can:

●	Contain a patient’s medical history, diagnoses, medications, treatment plans, immunization dates, allergies, radiology images, and laboratory and test results

●	Allow access to evidence-based tools that providers can use to make decisions about a patient’s care

●	Automate and streamline provider workflow

Health information can be created and managed by authorized providers in a digital format capable of being shared with other providers across more than one healthcare organization. EHRs are built to share information with other healthcare providers and organizations – such as laboratories, specialists, medical imaging facilities, pharmacies, emergency facilities, and school and workplace clinics. EHR systems are selected by our customers either as independent physicians, clinics or health systems.

Currently, we do all of our note transfers manually. We are developing technology to integrate our software tools into the EHR systems used by our large enterprise customers. For our smaller customers we expect to continue to transfer notes to the EHR manually but as we scale within an enterprise health system, EHR integration improves note quality, reduces RDS downtime, and improves RDS scheduling.

Transferring notes to an EHR requires secure access to the customer’s EHR which they must authorize to receive the service. We support various types of virtual private network (“VPN”) access to an EHR, such as site-to-site VPN tunnels, VPN client software, and browser-based VPN plugins like Citrix.

Intellectual Property

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, and confidentiality and invention assignment agreements, as well as other legal and contractual rights to establish and protect our proprietary rights.

We have been building and continue to build our patent portfolio relating to our technology platform. As of December 31, 2020, our patent portfolio consists of three pending patent applications in the U.S. We regularly review our development efforts to assess the existence and patentability of new intellectual property.

In addition to patents, we may rely, in some circumstances, on trade secrets and proprietary know-how to protect our technology and processes, especially when we do not believe that patent protection is appropriate or can be obtained. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality and invention assignment agreements with our employees, consultants, and contractors upon the commencement of employment or consulting relationships.

We have filed for and obtained trademark protection in the U.S. for the AUGMEDIX word mark and AUGMEDIX CROSS logo for goods and services. We have also filed for trademark protection in India of the AUGMEDIX word mark for goods and services. We also have registered the domain name for our website, www.augmedix.com.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.

Corporate Information

We were incorporated in the State of Delaware as Malo Holdings Corporation on December 27, 2018. On October 5, 2020, our wholly-owned subsidiary August Acquisition Corp., a Delaware corporation (the “Acquisition Sub”), merged with and into Augmedix, a Delaware corporation (“Private Augmedix”) formed on April 30, 2013 (the “Merger”). Following the Merger, Private Augmedix was the surviving entity and became our wholly-owned subsidiary, and all of the outstanding shares of common and preferred stock of Augmedix were converted into shares of our common stock. The business of Private Augmedix became our business as a result of the Merger. On October 5, 2020, our board of directors and all of our pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on October 5, 2020 and through which we changed our name to “Augmedix, Inc.”

Our common stock is currently listed and quoted on the over-the-counter market. We announced our listing on the OTC Markets QX Best Market (“OTCQX”) on March 29, 2021.

Our principal executive offices are located at 111 Sutter Street, Suite 1300, San Francisco, CA 94104. Our telephone number is (888) 669-4885. Our website address is www.augmedix.com. Information contained on, or that can be accessed through, our website is not a part of this Report.

Employees and Human Capital Resources

As of December 31, 2020, the Company had 97 full-time employees in the U.S., 3 in India and 355 in Bangladesh. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

Our corporate headquarters are located in San Francisco, California, where we lease approximately 12,936 square feet of office space under a lease agreement that expires in February 2025. We also lease 23,578 square feet of corporate office space in Dhaka, Bangladesh, and an additional 3,800 square feet of commercial space used for RDS training in an adjacent facility under a lease agreement which automatically renews quarterly unless notice is provided to terminate.

We believe our facilities are suitable to meet our current needs. We intend to expand our facilities or add additional facilities in Dhaka, as we expect to reach the capacity of the existing facilities sometime in 2021. We believe that suitable alternative and/or additional space will be available to accommodate our needs in both San Francisco and Dhaka.

Legal Proceedings

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this annual report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes included elsewhere in this Annual Report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.

●	We have incurred significant losses in the past and will experience losses in the future.

●	We may not have sufficient cash available to make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital to fund our operations.

●	Our sales have been concentrated in a small number of customers.

●	Our solution depends on our ability to operate within the EHR systems of our customers, and if we are unable to access these systems then our operations and business and operating results could be harmed.

●	If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenues, operating results and reputation could suffer.

●	Due to the COVID-19 pandemic, we have taken certain precautions to keep our RDSs and employees safe that could harm our business.

●	Our significant international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.

●	Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

●	If we fail to increase market awareness of our brand and solutions, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

●	We may require additional capital to support our business growth, and such capital may not be available.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred significant losses in the past and will experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $15.6 million for the year ended December 31, 2020 and $18.5 million for the year ended December 2019. As of December 31, 2020, we had an accumulated deficit of $83.9 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.

Our ability to be profitable in the future depends upon continued demand for our solutions from existing and new customers. Further adoption of our solutions depends upon our ability to improve the quality of our products, enhance clinician and physician satisfaction and increase efficiency and productivity. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of contracts, the pricing and costs of our solutions, competitive offerings, macroeconomic conditions affecting the healthcare industry, the COVID-19 pandemic, and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We may not have sufficient cash available to make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital to fund our operations.

On March 25, 2021, we entered into a $15.0 million senior term loan under a Loan and Security Agreement, with Eastward Fund Management, LLC (the “Senior Secured Credit Facility Agreement”), the proceeds of which will be used, in part, to pay off our obligations under our previous loan and security agreements with Comerica Bank and Trinity Capital Fund III, L.P. The principal under the Senior Secured Credit Facility Agreement is to be repaid in thirty consecutive equal monthly installments starting the 19th month after funding. Under the Senior Secured Credit Facility Agreement, the Company may also request an additional advance of $2.0 million in November 2021, provided certain financial milestones are met. The additional advance would be subject to repayment terms similar to those of the original advance.

As of December 31, 2021, we also had a $2.2 million “Paycheck Protection Program” loan under the Promissory Note, dated as of April 11, 2020, with East West Bank (the “PPP Loan”). The PPP loan is due and payable in April 2022. Under current federal guidelines governing PPP loans, we believe we qualify for repayment forgiveness of at least 90% of the PPP Loan, however, there can be no assurance that the federal guidelines will not change in the future and that we will be required to repay more, or all, of the PPP Loan.

Our cash and restricted cash balance stood at $23.0 million on December 31, 2020. However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to service our obligations under the Senior Secured Credit Facility Agreement when due. If we do not have sufficient cash flow from operations to service our debt, we will need to refinance our debt obligations or raise additional funding. There can be no assurance that we will be able to secure additional funding or refinance our existing debt on favorable terms, or at all.

Our sales have been concentrated in a small number of customers.

Our revenues have been concentrated in a relatively small number of large customers, and we have historically derived a significant percentage of our total revenues from a few customers. For fiscal years ended December 31, 2020 and 2019, our two largest customers accounted for 48% and 43%, respectively, of our consolidated revenues. If one or more customers terminate all or any portion of an agreement, or if we fail to procure additional commitments with these or similarly significant customers, there could be a material adverse effect on our business, financial condition or results of operations.

We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of these customers or groups of customers for any reason, or a change of relationship with any of our key customers could cause a material decrease in our total revenues.

Additionally, mergers or consolidations among our customers in the healthcare industry could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

We depend on a limited number of Vendors, and if we are unable to secure services from them, or the services they provide are inadequate, our business and operating results could be harmed.

We depend on a limited number of Vendors in India and Sri Lanka who provide, manage and supervise a significant proportion of the RDSs we depend upon for our business. Any interruption in our relationship with any of these Vendors could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek services from alternative sources, either externally or internally, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. In addition, any disruption in the ability of our Vendors to secure services from RDSs could disrupt our offering.

Our medical note documentation business relies on the deployment of RDSs through Vendors. The failure to achieve and maintain high-quality standards, including high accuracy of medical notes, reduction in errors that may cause harm to patients and avoidance of delays in the delivery of medical notes, could seriously hurt our business. If our Vendors fail to provide high quality services, we may incur additional costs and loss of revenues and harm to our reputation.

Our RDSs observe the clinician-patient interaction through an audio/video stream and extract the relevant elements of that interaction to create the medical notes that are then uploaded into the patient’s chart contained within the EHR system. We have limited control over the RDSs employed by our Vendors and any significant interruption in the operation of the facilities where they are employed, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, or a failure of our Vendors to handle higher volumes of use or train new personnel adequately, could reduce our ability to provide services, which could result in cancelled sales, loss of revenues and damage to our brand and reputation.

While we endeavor to ensure that our Vendors and their RDSs comply with all of our corporate policies and practices, including privacy and data security practices, we have a limited ability to monitor and ensure compliance. If a Vendor deviates from these policies, our reputation with our customers may be harmed and we may incur liability from our customers or governmental agencies.

Currently, many of the RDSs employed by our Vendors and us are forced to work from home due to ongoing shelter-in-place orders due to the COVID-19 pandemic. The productivity of our RDSs may suffer as they adapt to these new environments and our ability to ensure compliance with our privacy and data security policies is more limited than in our RDS Operations Centers. This shift has also required additional IT resources for both us and our Vendors and has made the training of RDSs remote, and therefore more resource intensive. Any of these circumstances may also force us to redesign our solutions.

During the first half of 2020, we shifted to a new payment arrangement with our Vendors. This payment arrangement represents a substantial change from the previous model that operated prior to the first half of 2020 wherein Vendors charged us additional flat fees for each RDS passing our training and certification requirements. Under the new arrangement, effective for all Vendors, the hourly rate paid to each Vendor for recently trained RDSs incorporates the amortized cost of training and certifications. This new model improves cash flow but may put downward pressure on gross margins as the proportion of recent trainees increases. If this arrangement proves unsatisfactory to us or our Vendors, we may need to modify these arrangements, which may impact the availability or productivity of our RDSs and may ultimately adversely impact our business.

We depend on a number of technology providers, and if we are unable to source solutions from them then our business and operating results could be harmed.

Our solutions incorporate multiple software components obtained from licensors on a non-exclusive basis, such as customer relations management software and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support of the software version used in our solutions. In such circumstances, we may need to redesign our solutions with substantial cost and time investment to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our solutions.

Our solution depends on our ability to operate within the EHR systems of our customers, and if we are unable to access these systems then our operations and business and operating results could be harmed.

Our RDSs observe the clinician-patient interaction, through an audio/video stream, and extract the relevant elements of that interaction to create the medical notes that are then uploaded into the patient’s chart contained within the EHR system employed by our customers. While over 700 different EHRs are available in the U.S., the largest providers are Epic, Cerner, Allscripts and Athena. Any interruption in our ability to access our customer’s EHR systems, either due to software bugs, outages or changes in EHR licenses or policies, could interfere with our ability to update patient records. For example, in 2020, Epic instituted a privacy and security policy change which restricted the ability of non-U.S. vendors from accessing the EHR system for certain of Epic’s health system customers unless grandfathered. While we were unaffected by this policy change for current customers, this change could affect our ability to serve future customers with our foreign-based RDSs and consequently such EHR policy changes may affect our operations.

Our significant international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.

We have significant international operations, including in emerging markets such as Bangladesh, India and Sri Lanka, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2020, approximately 79% of our employees were in Bangladesh, where we provide service for a significant number of our clinicians, development activities and various support services. As of December 31, 2020, Bangladesh served 29% of our clinicians on a full-time equivalent basis. The other clinicians were served out of India (63%) and Sri Lanka (4%).

Our strategy to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia may fail due to our inability to navigate the challenge of international operations. Operating in international markets, and particularly South Asia, requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the U.S. We cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

●	difficulties and costs associated with staffing and managing foreign operations;

●	anti-bribery or corruption compliance by us or our partners;

●	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

●	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

●	legal systems in which our ability to enforce and protect our rights may be different or less effective than in the U.S. and in which the ultimate result of dispute resolution is more difficult to predict;

●	differences in workplace cultures;

●	unexpected changes in regulatory requirements;

●	our ability to comply with differing technical and certification requirements outside the U.S.;

●	more limited protection for intellectual property rights in some countries;

●	adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;

●	fluctuations in currency exchange rates; and

●	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenues, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and to add features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements. Similarly, our new solutions and features, including our investments in employing AI/ML in Notebuilder, use of new streaming technology solutions, introduction of new service features, use of new hardware devices and enhanced EHR system integration efforts, may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. If we encounter setbacks in our efforts to employ AI/ML and other intelligence automation tools to increase the rate at which our RDSs convert unstructured data into structured data in the process of creating medical notes, our business may suffer. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our platform and service and the productivity and satisfaction of physicians and clinicians could decrease, which might result in decreased use of our Live and Notes solutions. If any of these problems were to arise, our revenues, operating results and reputation could suffer.

Due to the COVID-19 pandemic, we have taken certain precautions to keep our RDSs and employees safe that could harm our business.

In light of the uncertain and evolving situation relating the spread of the COVID-19 pandemic and in compliance with shelter-in-place orders and other government executive orders that direct all non-essential businesses to close their physical operations, we have taken measures intended to help minimize the risk of transmitting the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring all non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually Company-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Under normal conditions, our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. Further, most of our U.S.-based and internationally-based RDSs have shifted to remote working which may have an adverse impact on our business due to decreased morale among RDSs, increased strain on IT systems, increased difficulty in ensuring compliance with our data security and compliance policies, and increased difficulty in the training, development and recruitment of new RDSs. Our ability to service our customers with RDSs working remotely is contingent upon the consent of our customers, which some customers may not provide. Although we continue to monitor the situation and may adjust our policies as more information and guidance become available, temporarily suspending travel and doing business in-person could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and in sales and marketing, in particular, which could have longer term effects on our sales pipeline or create operational or other challenges as we adjust to a fully-remote workforce for the duration of the COVID-19 pandemic, any of which could harm our business. Our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which the COVID-19 pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.

The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our customers. Our future success will depend on our ability to: enhance our current products, including Notes and Live; introduce new products in order to keep pace with products offered by our competitors; enhance capabilities, including efforts to increase RDS efficiency through improvements to our automation tools; increase the performance of our internal systems, particularly our systems that meet our customers’ requirements and integration with their EHR systems; and adapt to technological advancements and changing industry and regulatory standards for privacy and the management of EHR systems. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to increase efficiency for healthcare enterprises and improve patient and clinician satisfaction may adversely impact our business and operating results. The failure to continually develop enhancements and use of technologies such as AI/ML, use of new streaming technology solutions, advancements in hardware devices for RDSs and clinicians and enhanced EHR systems integration efforts may impact our ability to increase the efficiency of, and reduce costs associated with, operational risk management and compliance activities.

Any failure to offer high-quality customer support for our platform may adversely affect our relationships with our customers and harm our financial results.

Once our solutions are implemented, our customers use our support organization to resolve technical issues relating to our solutions. In addition, we also believe that our success in selling our solutions is highly dependent on our business reputation and on favorable recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to maintain existing customers or sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could also increase costs and adversely affect our operating results.

If we are unable to attract and retain key personnel, our business could be harmed.

To execute our business strategy, we must attract and retain highly qualified personnel. If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. In particular, we compete with many other companies for software developers and other skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions job candidates often consider the value of the equity incentives they are to receive in connection with their employment. We and our Vendors also face increasing competition in the recruitment of RDSs in the U.S., Bangladesh, India and Sri Lanka, both from competitors and other opportunities emerging for those with our RDSs’ skillset. If we and our Vendors experience difficulty in recruiting and retaining RDSs, our business may be adversely affected. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

Our revenues and operating results have fluctuated, and are likely to continue to fluctuate, making our quarterly results difficult to predict, which may cause us to miss analyst expectations and may cause the price of our common stock to decline.

Our operating results have been and may continue to be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control.

Comparisons of our revenues and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

●	the financial health of our healthcare customers and budgetary constraints on their ability to outsource medical note documentation;

●	the availability of government funding for healthcare facilities operated by the U.S. federal, state and local governments;

●	occurrence of health epidemics or contagious diseases, such as the novel coronavirus, and potential effects on our business and operations;

●	market acceptance and adoption of our Live and Notes solutions;

●	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

●	our ability to expand our sales and marketing operations;

●	our ability to successfully integrate any future acquired businesses, technologies or assets;

●	the announcement of new significant contracts or relationships;

●	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

●	changes in how healthcare operating and capital budgets are administered within the enterprise;

●	changes in customer deployment timelines;

●	variations in the amount of new customers booked in a prior quarter, but not delivered until later quarters;

●	our mix of solutions and the varying revenue recognition rules that apply;

●	new competitive product launches by our customers that negatively impact sales or our sales cycle;

●	pricing, including discounts by us or our competitors;

●	our ability to successfully deploy our solutions in a timely manner;

●	our ability to forecast demand and manage lead times for the recruitment and training of RDSs;

●	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

●	the announcement of a new product, which may cause sales cycles to lengthen;

●	federal or state government shutdowns;

●	fluctuations in foreign currencies in Bangladesh, India and Sri Lanka; and

●	future accounting pronouncements and changes in accounting policies.

We are subject to various state and federal and foreign laws and regulations, including healthcare, data protection and privacy laws and regulations, that may impact our business and could subject us to significant fines and penalties or other negative consequences.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, HIPAA, the federal Health Information Technology for Economic and Clinical Health Act (“HITECH”), the federal civil monetary penalties statute, and the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”). These laws may impact, among other things, the sales, for Live and Notes.

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Additionally, PPACA amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that would otherwise be lawful in businesses outside of the healthcare industry.

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. PPACA codified case law that provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many life science and other healthcare companies have recently been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing or other activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the Company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, PPACA amended the intent requirement of the criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of the statute or intent to violate it to have committed a violation.

HIPAA, as amended by HITECH, and its implementing regulations, governs certain types of individuals and entities with respect to the conduct of certain electronic healthcare transactions and imposes certain obligations with respect to the security and privacy of protected health information. The federal civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Many states and foreign jurisdictions have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims, privacy and data protection laws, to which we are currently and/or may in the future, be subject. We are also subject to numerous other laws and regulations that are not specific to the healthcare industry. For instance, the FCPA, prohibits companies and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of acquired businesses into our compliance program on a timely basis, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.

We also may be bound by contractual obligations and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. For example, in January 2020, the California Consumer Privacy Act, which provides new data privacy rights for consumers and contains new operational requirements for companies, went into effect. Some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous standards and often seek contract terms to ensure we are financially liable for any breach of laws or regulations. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solution, reduce overall demand for our solution, lead to regulatory investigations, breach of contract claims, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance or slow the pace at which we close sales transactions, any of which could harm our business.

Efforts to comply with regulatory mandates to increase the use of electronic health data and health system interoperability may lead to negative publicity which could adversely affect our business.

For many years, a primary focus of the healthcare industry has been to increase the use of EHRs and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of HITECH, the federal government set aside $27 billion of incentives for hospitals and providers to adopt EHR systems. In 2019, the Centers for Medicare & Medicaid Services (the “CMS”), proposed policy changes supporting its MyHealthEData initiative to improve patient access and advance electronic data exchange and care coordination throughout the healthcare system. The Interoperability and Patient Access Proposed Rule seeks to make patient data more useful and transferable through open, secure, standardized, and machine-readable formats while reducing restrictive burdens on healthcare providers. In addition to this proposed rule, CMS released a request for information to obtain feedback on interoperability and health information technology adoption in post-acute care settings. As noted in connection with the release of the proposed rule, CMS seeks to break down existing barriers to important data exchange in all aspects of healthcare from patients to providers to payers and researchers.

The goals of increased use of electronic health data and interoperability are improved quality of care and lower healthcare costs generally, and the services we provide rely upon the necessity of electronic health data. However, increased use of electronic health data and the interoperability between our services and those systems inherently magnifies the risk of security breaches involving that data and information systems, including our own. Additionally, the sharing of health information such as that we produce and summarized through Live and Notes, has received increasingly negative publicity. There is at least one well publicized instance where organizations received significant negative publicity for sharing health data despite having appeared to comply in all respects with privacy laws. There can be no assurance that our efforts to improve the services we deliver and to comply with the law through the use of electronic data and system interoperability will not receive negative publicity that may materially and adversely affect our ability to serve clinicians. Negative publicity may also lead to federal or state regulation that conflicts with current federal policy and interferes with the healthcare industry’s efforts to improve care and reduce costs through use of electronic data and interoperability. Further regulation of EHR systems and health records generally may also interfere with our intelligence automation efforts to help automate the medical note creation process.

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory healthcare environment that affect the group purchasing business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could require us to modify our services or reduce the funds available to providers to purchase our solutions and services.

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry, as well as our ability to increase the number of solutions that we sell to our customers. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting EHRs, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications to our solutions and services, or result in delays or cancellations of orders or reduce funds and demand for our solutions and services.

If we fail to offer high-quality services and support for any of our solutions, our operating results and our ability to sell those solutions in the future will be harmed.

Our ability to sell our solutions depends on our implementation services and technical support teams providing high-quality services and support. Our implementation services team assists our customers with their clinical integration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions within existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solutions. As we hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations.

As we continue to pursue opportunities for larger deals that have greater technical complexity or that involve the deployment of products and services that are untested as compared to our older products (such as Notes), including deals that require more complex integrations with our customer’s workflows, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals, we have been, and may continue to be, required to agree to customer acceptance and cancellation clauses. With acceptance clauses, delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional costs in an effort to obtain such customer acceptance. Cancellation clauses may result in a customer canceling an order for services, which could impact our revenues.

If our solutions experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers, our reputation and business may be harmed and we may incur significant liabilities.

Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally and may be directed at either the solution used by our customers or our corporate information technology software and infrastructure.

Because techniques used to obtain unauthorized access, exploit vulnerabilities or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures. Certain of our customers may have a greater sensitivity to security defects or breaches in our software than to defects in other, less critical, software solutions. Any actual or perceived security breach or theft of the business-critical data of one or more of our customers, regardless of whether the breach is attributable to the failure of our software or solutions, may adversely affect the market’s perception of our solutions. There can be no assurance that limitation of liability, indemnification or other protective provisions in our contracts would be applicable, enforceable or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements. Because the majority of our employees, Vendors and RDSs have shifted to remote work due to ongoing local restrictions shelter in place orders due to the COVID-19 pandemic, our ability to safeguard our systems may be adversely impacted, and we may be more susceptible to data security breaches.

Furthermore, a party that is able to circumvent our security measures or exploit any vulnerabilities in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems, misuse any information that they misappropriate, cause early termination of our contracts, subject us to notification and indemnity obligations, litigation, and regulatory investigation or governmental sanctions, cause us to lose existing customers, and harm our ability to attract future customers. Because our business is reliant on integration with EHR systems of healthcare providers, and the protection of sensitive patient information, any such breach could cause harm to our reputation, business, financial condition and results of operations, and we may incur significant liability, and as a result our business and financial position may be harmed.

Our business and reputation may be impacted by IT system failures or other disruptions.

We may be subject to IT systems failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to or the delivery of certain of our products or services, compromise our data or our customers’ data or result in delayed or cancelled orders, as well as potentially expose us to third-party claims. System failures and disruptions could also impede our transactions processing services and financial reporting.

War, terrorism, geopolitical uncertainties, public health issues, including pandemics, and other business disruptions have caused and could cause damage to the global economy, and thus have a material and adverse impact on our business, financial condition and operating results. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues and other issues beyond our control. Such events could decrease our demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our customers. A significant portion of our research and development activities, our corporate headquarters, our IT systems and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, our ability to provide medical note documentation services could suffer, and we could incur significant losses, require substantial recovery time, and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition and operating results.

Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy or discover aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to our technologies and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management focus and efforts.

Our sales cycles are lengthy, and it is difficult for us to predict when or if sales will occur.

Our sales efforts are often targeted at larger healthcare systems, and large physician specialty practices, and as a result, we face greater costs, must devote greater sales support to individual customers, have longer sales cycles and have less predictability in completing some of our sales. Also, sales to large healthcare systems often require us to provide greater levels of education regarding the use and benefits of our solutions. Our average sales cycle length is approximately 50 days, as measured from the point of initial contact with a potential client to the time a contract is signed.

We believe that our customers view the purchase of our solutions as a significant and strategic decision. As a result, customers carefully evaluate our solutions, often over long periods with a variety of internal constituencies. In addition, the sales of our solutions may be subject to delays if the customer has lengthy internal budgeting, integration, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions in the healthcare industry. As a result, it is difficult to predict the timing of our future sales.

We depend on our management team and our key sales and development and services personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on the expertise, efficacy and continued services of our executive officers. We have in the past, and may in the future, continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in March 2019, we hired a Chief Operating Officer, in April 2019, we hired a Chief Revenue Officer and a new Head of People, in January 2020, we hired a Chief Medical Officer, in July 2020, we hired a new Chief Financial Officer, and in November 2020, we hired a new Chief Technology Officer. Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our systems and solutions.

Failure to adequately expand and train our direct sales force will impede our growth.

We rely almost exclusively on our direct sales force to sell our solutions. We believe that our future growth will depend, to a significant extent, on the continued development of our direct sales force and its ability to manage and retain our existing customer base, expand the sales of our solutions to existing customers and obtain new customers. Because our solution is complex and often must interoperate with complex healthcare provider workflows and systems, it can take longer for our sales personnel to become fully productive. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and may, in some cases, take considerable time before becoming fully productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, and if these sales personnel are unable to achieve full productivity, sales of our solutions will suffer and our growth will be impeded.

If we fail to increase market awareness of our brand and solutions, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

We intend to continue to add personnel and resources in sales and marketing as we focus on expanding awareness of our brand and solutions and capitalize on sales opportunities with new and existing customers. Our efforts to improve sales of our solutions will result in an increase in our sales and marketing expense and general and administrative expense, and these efforts may not be successful. Some newly hired sales and marketing personnel may subsequently be determined to be unproductive and have to be replaced, resulting in operational and sales delays and incremental costs. If we are unable to significantly increase the awareness of our brand and solutions or effectively manage the costs associated with these efforts, our business, financial condition and operating results could be harmed.

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenues. We must improve the market awareness of our solutions, expand our relationships with our channel partners and create new channel partnerships, in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. Further, as we increase our efforts to target smaller medical practices and independent physicians as well as leverage channel partnerships to drive sales, we may be unable to tailor our sales efforts to these strategies. If we are unable to significantly improve our sales execution, increase the awareness of our solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Our customers have no obligation to renew their agreements after the expiration of the initial term, and there can be no assurance that they will do so. We have had in the past, and may in the future, have customers discontinue the use of our solution, which may impact such customers’ decisions to continue to use our solutions.

If we are unable to expand our customers’ use of our solutions (which principally involves ensuring that more physicians and clinicians within our existing healthcare group customers adopt our solutions), maintain our renewal rates and expand our customer base, our revenues may decline or fail to increase at historical growth rates, which could adversely affect our business and operating results. In addition, if our customers experience dissatisfaction with our service in the future, we may find it more difficult to increase use of our solutions within our existing customer base and it may be more difficult to attract new customers, or we may be required to grant credits or refunds, any of which could negatively impact our operating results and materially harm our business.

Our industry is highly competitive, and we may not be able to compete effectively.

Our industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in our markets are breadth and depth of process, technology and domain expertise, service quality, reliability of products, services and personnel, the ability to attract, train and retain qualified people, compliance rigor, price and marketing and sales capabilities. In particular, as AI/ML technology develops, competitors may be able to better utilize this technology to automate the medical note documentation process rendering our solution less competitive. Further, the recruitment and retention of RDSs by us and our Vendors has become more competitive in the U.S., Bangladesh, India and Sri Lanka as increasing opportunities emerge for our RDSs’ talents, and we may be unable to attract high quality documentation specialists which could cause the quality and competitiveness of our medical note documentation solution to suffer. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or transcription services, off-shore transcription service providers in low-cost locations, and in-house captives of potential customers.

Some of our competitors have greater financial, marketing, technological or other resources and larger client bases than we do and may expand their service offerings and compete more effectively for customers and employees than we do. Some of our competitors have more established reputations and client relationships in our markets than we do. There could also be new competitors that are more powerful as a result of strategic consolidation of smaller competitors or of companies that each provide different services or service different industries.

Due to the Covid-19 pandemic, and shelter-in-place orders, many of our competitors providing in-person, real-time medical note documentation have been forced to rapidly adapt to shelter in place orders and employ technology for the delivery of their documentation solution. As more of these in-person providers shift to providing services remotely, we may face increased competition in the remote, real-time medical note documentation segment in which we primarily operate.

Increased competition may result in lower prices and volumes, higher costs for resources, especially people, and lower profitability. We may not be able to supply customers with services that they deem superior and at competitive prices and we may lose business to our competitors. Any inability to compete effectively would adversely affect our business, results of operations and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and most of our RDSs and Vendors are located in South Asia, a region known to suffer terrorism and natural disasters, including floods, typhoons, droughts and epidemics or contagious diseases. A significant natural disaster, such as an earthquake, fire or a flood, or epidemic or contagious disease, such as the COVID-19 pandemic, occurring at our headquarters, our other facilities, or where our RDSs are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster, an epidemic or contagious disease, or by man-made problems, such as power disruptions, in the San Francisco Bay Area, Bangladesh, India or Sri Lanka could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could harm our business, operating results and financial condition.

Our use of open source and non-commercial software components could impose risks and limitations on our ability to commercialize our solutions.

Our solutions contain software modules licensed under open source and other types of non-commercial licenses. We also may incorporate open source and other licensed software into our solutions in the future. Use and distribution of such software may entail greater risks than use of third-party commercial software, as licenses of these types generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some of these licenses require the release of our proprietary source code to the public if we combine our proprietary software with open source software in certain manners. This could allow competitors to create similar products with lower development effort and time and ultimately result in a loss of sales for us.

The terms of many open source and other non-commercial licenses have not been judicially interpreted, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, in order to continue offering our solutions, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our solutions or to discontinue the sale of our solutions in the event we cannot obtain a license or re-engineer our solutions on a timely basis, any of which could harm our business and operating results. In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages, be required to disclose our source code, or be enjoined from the distribution of our solutions.

We rely on a small number of third-party service providers to host and deliver our solution, and any interruptions or delays in services from these third parties could impair the delivery of our cloud-based solutions and harm our business.

We currently operate our solutions primarily through third-party data centers. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

We currently employ third-party data centers in the U.S. for hosting our solution and for retention of data, and we may transfer data to other providers or locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service, data loss or corruption may subject us to liability to our customers, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional privacy and data protection laws that apply to the transmission of customer data across international borders.

We also depend on access to the Internet through third-party bandwidth providers to operate our solution. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our cloud-based solutions or we could be required to retain the services of a replacement bandwidth provider. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers. Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts included in this Annual Report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our services and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

We may require additional capital to support our business growth, and such capital may not be available.

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new solutions or enhance existing solutions, enhance our operating infrastructure, expand our sales and marketing capabilities, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in additional equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue to support our business growth and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of, or eliminate some or all of our initiatives, which could harm our operating results.

Our Senior Secured Credit Facilities Credit Agreement provides our lenders with first-priority liens against substantially all of our assets, including our intellectual property, and contain covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our Senior Secured Credit Facilities Credit Agreements restricts our ability to, among other things:

●	convey, sell, lease, transfer or otherwise dispose of our business or property;

●	liquidate or dissolve;

●	engage in any business other than the business currently engaged in or reasonably related thereto;

●	engage in business combinations or acquisitions;

●	incur additional indebtedness;

●	allow any lien or encumbrance on any of our property ;

●	pay any dividends or repurchase any stock; or

●	make payment on or amend the terms of any subordinated debt.

Our failure to comply with the covenants or meet our payment requirements, or the occurrence of other events specified in our Senior Secured Credit Facilities Credit Agreement, could result in an event of default under the Senior Secured Credit Facilities Credit Agreement, which would give our lenders the ability to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our personal property assets, including our intellectual property, as collateral. If the debt under our Senior Secured Credit Facilities Credit Agreements was to be accelerated, we may not have sufficient cash on hand to repay it. Further, in such an event, if we are unable to repay, refinance or restructure our indebtedness under our Senior Secured Credit Facilities Credit Agreement, the holders of such debt could proceed against the collateral securing that indebtedness, which may result in the loss of crucial assets, including our intellectual property rights. The acceleration of our obligations under the Senior Secured Credit Facilities Credit Agreement, or the lender proceeding against the collateral securing such obligations, would have an immediate adverse effect on our business and operating results.

Non-compliance with the objective and subjective criteria for the Paycheck Protection Program loan could have a material adverse effect on our business.

On April 11, 2020, we availed ourselves of the PPP Loan in the aggregate amount of $2.2 million, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a note dated April 11, 2020 issued by the Company, matures on April 11, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 11, 2020. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group healthcare benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On April 23, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain “work-from-home” limitations. We also took into account our need for additional funding to continue operations, and our ability to currently access alternative forms of capital in the current market environment. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the objectives of the CARES Act. If it is later determined that we were ineligible to receive the PPP Loan or determined that we did not comply with requirements after receiving the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition. On November 19, 2020, we applied for forgiveness of the full principal amount. No assurance can be given that we will be granted forgiveness of the PPP Loan in whole or in part.

Our lack of an entirely independent audit committee at this time may hinder our board of directors’ effectiveness in monitoring our compliance with our disclosure and accounting obligations. Until we establish such committee, we will be unable to obtain a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by Nasdaq, given the possibility of our potential up listing to Nasdaq. Currently, our audit committee is not comprised of all independent directors.

An independent audit committee would play a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications to serve on an audit committee. An independent audit committee (with certain exceptions and phase in-periods if we are a controlled company) is required for our listing on the OTCQX. Further, we will have 90 days from our initial listing on the OTCQX Best Market (“OTCQX”) to meet the audit committee independence requirements of the exchange and have an audit committee comprised of a majority of the members of which are independent, as defined by the OTCQX, or we will potentially need to delist.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the U.S. Securities and Exchange Commission (the “SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.

Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.

Under accounting standards update No. 2014-09, Revenue from Contracts with Customers, (“ASC 606”), we recognize revenues when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenues consists of the monthly service fees for Live and Notes services. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenues in future quarters. These may make it challenging to forecast our revenues for future periods, as both the mix of solutions and services we will sell in a given period, as well as the size of contracts, is difficult to predict.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. See “Management’s Discussion and Analysis of Financial—Critical Accounting Policies and Estimates.”

Given the foregoing factors, our actual results could differ significantly from our estimates, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, deferred income tax valuation allowances, and the valuation of the stock-based awards, including the determination of fair value of our common stock prior to the Merger. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.

Our sales contracts are denominated in U.S. dollars. However, a portion of our operating expenses are incurred in Bangladesh and India and are denominated in Bangladeshi Takas and Indian Rupees and are therefore subject to fluctuations due to changes in foreign currency exchange rates. Historically, we have not, and we currently do not, use foreign exchange forward contracts to hedge against certain cash flow exposures resulting from changes in foreign currency exchange rates. We may decide to use forward currency contracts in the future, but this hedging strategy may not ultimately be effective and may adversely affect our financial condition and operating results.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile and could decline.

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the realization of any of the risk factors presented in this Annual Report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the OTCQX, or following our potential up listing on Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	changes to healthcare laws and laws governing EHR systems;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or the medical records industry generally;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Because we are quoted on the OTCQX instead of a national exchange or quotation system, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on the OTCQX under the ticker symbol “AUGX.” The OTCQX are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCQX is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTCQX is not a stock exchange, and trading of securities on them is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

We are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

The Company is currently a public company and is required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting on its annual report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our common stock.

The report by management will need to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act following the consummation of the Merger, its independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made to internal controls and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

We are in the early stages of developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in internal control over financial reporting, we will be unable to assert that internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements following the consummation of the Merger, we may not be able to remain quoted on the OTCQX.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares could have an adverse effect on our ability to develop a liquid market for our common stock.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of the initial public offering of Malo Holdings Corporation. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.07 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the completion of the first sale of our equity securities pursuant to a registration statement under the Securities Act.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws will provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. While neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume following our quotation on the OTCQX will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

The designation of our common stock as “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, capital requirements, operating and financial conditions, contractual restrictions, including any loan or debt financing agreements, and on such other factors as our board of directors deems relevant. In addition, we may enter into agreements in the future that could contain restrictions on payments of cash dividends. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Pursuant to the registration rights agreement we entered into with certain holders of our common stock issued in connection with the Private Placement and the Merger or held by our pre-Merger stockholders, as amended to date, we have agreed, at our expense, and filed a registration statement with the Securities Exchange Commission (“SEC”) registering the resale of up to 29,174,239 shares of our common stock and warrants, which consists of shares of our common stock and warrants that are held by our pre-Merger stockholders, were issued in connection with the Merger and the Private Placement. Following declaration of the registration statement’s effectiveness by the SEC on February 4, 2021, the registration statement will permit the resale of these shares at any time for up to three years following the effective date of such registration statement. While some of our largest stockholders are limited from making disposition of 80% of their respective securities holdings in the Company for a period commencing with the Company’s listing of its shares of common stock on an over-the-counter market as reported by the OTC Market Group Inc. and ending 180 days thereafter, subject to certain early release conditions, the resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Furthermore, we expect that, because all of our outstanding shares of common stock and shares underlying outstanding warrants and a convertible note will be registered pursuant to the registration statement of which this Annual Report forms a part, selling stockholders will continue to offer shares covered by such registration statement in significant amounts and for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement of which this Annual Report forms a part may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, where we lease approximately 12,936 square feet of office space under a lease agreement that expires in February 2025. We also lease 23,578 square feet of corporate office space in Dhaka, Bangladesh, and an additional 3,800 square feet of commercial space used for RDS training in an adjacent facility under a lease agreement which automatically renews quarterly unless notice is provided to terminate.

We believe our facilities are suitable to meet our current needs. We intend to lease new office space in San Francisco when our corporate headquarters lease expires, and to expand our facilities or add additional facilities in Dhaka, as we expect to reach the capacity of the existing facilities sometime in 2021. We believe that suitable alternative and/or additional space will be available to accommodate our needs in both San Francisco and Dhaka.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS OF RECORD

On March 29, 2021, shares of our common stock were approved for trading on the OTCQX under the symbol “AUGX”.

As of March 25, 2021, there were approximately 102 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

DIVIDEND POLICY

We currently intend to retain future earnings, if any, to maintain and expand our operations. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors in light of conditions then-existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table presents information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding securities (#)	Weighted average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,211,857	$0.76	600,102	(2)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes the 2013 Equity Incentive Plan (the “2013 Plan”) and the 2020 Equity Incentive Plan (the “2020 Plan”).
(2)	There are no shares of common stock available for issuance under our 2013 Plan, but the plan will continue to govern the terms of stock option and stock appreciation rights granted thereunder. Any shares of common stock that are subject to outstanding awards under the 2013 Plan that are issuable upon the exercise of stock options that expire or become unexercisable for any reason without having been exercised in full will generally be available for future grant and issuance as shares of common stock under our 2020 Plan. In addition, the number of shares reserved for issuance under our 2020 Plan increased automatically by 5% on January 1, 2021 and will increase automatically on January 1 of each of 2022 through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding January 1, or a number as may be determined by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

The following list sets forth information as to all securities we sold from January 1, 2020 through December 31, 2020, which were not registered under the Securities Act:

Between September 2019 and March 2020, we sold an aggregate of 16,067,648 shares of our 2019 Series B convertible preferred stock at a cash purchase price of approximately $1.2111 per share for an aggregate purchase price of approximately $15.8 million and a conversion price of approximately $1.08999 per share for the cancellation of approximately $3.3 million in indebtedness of 2019 Convertible Securities.

On October 5, 2020, we sold 8,472,188 shares of our common stock pursuant to the Offering (as defined below) for up to 10,000,000 shares of our common stock at $3.00 per share. On November 13, 2020, we had a second and final closing of the Offering and sold 666,667 shares at $3.00. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report. You should review the disclosure under the heading “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Augmedix was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. We provide software compatible with off-the-shelf, mobile client devices (smartphones or Google Glass) that enables clinicians to communicate with RDSs. Our RDSs observe the clinician-patient interaction, through an audio/video stream, and extract the relevant elements of that interaction to create the medical notes that are then uploaded into the patient’s chart contained within the EHR system. The EHR system is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the U.S. is provided in ambulatory or clinical environments and hospitals. We focus most of our efforts in the ambulatory/clinical segment of the patient care market. Roughly 85% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 15% consists of small practices and individual practitioners.

We have generated in excess of four million medical notes since we began offering our service and are currently delivering approximately 35,000 notes to our customers each week. We estimate that our solution saves doctors two to three hours each day which is time that they can redeploy to see more patients or improve their work-life balance. We believe the benefits to healthcare enterprises are increased productivity and higher clinician and patient satisfaction.

The current COVID-19 pandemic and resulting safety protocols have prompted a significant shift towards delivering health services remotely via telemedicine. Our technology platform was designed to enable real time, two-way communication between remotely-located participants. As such, we were able to continue to provide uninterrupted service to our customers. We believe telemedicine will remain an important part of health services delivery even after the end of the COVID-19 pandemic.

The COVID-19 pandemic has also required modifications to how we deliver our service. While our general business model is to provide RDS service from central operating centers, local shelter in place orders have required us to shift to work-from-home for all employees and contracted employees. We will continue our work from home model until local conditions remove workplace restrictions and employees can safely work from our central operations centers. We instituted additional system controls to ensure compliance with our privacy practices.

Our technology vision is to automate as much of the medical note creation process as possible by applying intelligent automation. While the unstructured nature of a conversation between physician and patient places inherent limitations on how much note creation can ultimately be automated, we believe automation, even if partial, could generate significant benefits including improved operating efficiencies, higher-quality medical notes and a more uniform level of note quality.

Listing on the OTCQX Market

On March 29, 2021, shares of our common stock were approved for trading on the OTCQX Best Market under the symbol “AUGX.”

Merger Agreement

On October 5, 2020, Malo Holdings Corporation, Acquisition Sub and Private Augmedix entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Private Augmedix, with Private Augmedix continuing as the surviving corporation and our wholly-owned subsidiary. Following the consummation of the Merger, Private Augmedix changed its name to “Augmedix Operating Corporation.”

On October 5, 2020, our board of directors and all of our stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on October 5, 2020 and through which we changed our name to “Augmedix, Inc.”

As a result of the Merger, we acquired the business of Private Augmedix, a provider of remote medical documentation and live clinical support services with a mission to rehumanize the clinician-patient relationship so that doctors can focus on what they do best — patient care.  At the Effective Time, each of Private Augmedix’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.420864013 shares of our common stock (the “Common Share Conversion Ratio”) (in the case of shares held by accredited investors) or (b) $3.00 multiplied by the Common Share Conversion Ratio (in the case of shares held by unaccredited investors and those with an entitlement to shares of Private Augmedix’s capital stock), with the maximum number of shares of our common stock issuable to the former holders of Private Augmedix’s capital stock equal to 15,458,133 after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 2,833,333 shares of our common stock owned by the stockholders of Malo Holdings Corporation prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”).

In addition, pursuant to the Merger Agreement, (i) options to purchase 10,011,161 shares of Private Augmedix’s common stock issued and outstanding immediately prior to the closing of the Merger under the 2013 Plan (as defined below) were assumed and converted into options to purchase 4,213,153 shares of our common stock, (ii) stock appreciation rights to purchase 601,768 shares of Private Augmedix’s common stock issued and outstanding immediately prior to the closing of the Merger under the 2013 Plan were assumed and converted into stock appreciation rights to purchase 252,983 shares of our common stock (iii) warrants to purchase 6,576,565 shares of Private Augmedix’s 2019 Series B convertible preferred stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase 2,767,836 shares of our common stock, and (iv) warrants to purchase 13,273 shares of Private Augmedix’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase 5,585 shares of our common stock

Private Placement Offering

Following the Effective Time of the Merger, we sold 8,472,188 shares of our common stock pursuant to an initial closing of a private placement offering for up to 10,000,000 shares of our common stock at $3.00 per share. On November 13, 2020, we had a second and final closing of the private placement and sold 666,667 shares at $3.00 (such sales of our common stock, the “Offering”).

COVID-19 Pandemic Update

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 pandemic and in compliance with ongoing workplace restrictions orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken measures intended to help minimize the risk of transmitting the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring most non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually our sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Under normal conditions, our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors.

The COVID-19 pandemic negatively impacted revenue significantly for three months for the year ended December 31, 2020, as we experienced lower revenues due a significant number of Clinicians going on hold (i.e. temporarily pausing service as their patient volumes dropped dramatically) during the height of the COVID-19 pandemic. During 2020, we implemented cost reduction actions across all functional disciplines of the Company, including headcount reductions and temporary salary reduction measures. We believe our cost reduction actions and current liquidity provide us with operating and financial flexibility to assist us in navigating through this uncertain environment.

Our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which the COVID-19 pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Year Ended December 31,
	2020	2019
Key Metrics
Average clinicians in service headcount	555	462
Average annual revenue per clinician	$29,344	$29,967
Dollar-based net retention rate	114%	135%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 240 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service stood at 555 and 462 for the years ended December 31, 2020 and 2019, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to approximately $29,000 in fiscal 2020 from $30,000 in fiscal 2019 due to the impact of COVID-19 from March to June 2020.

Dollar-Based Net Retention Rate: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention decreased to 114% in fiscal 2020 from 135% in fiscal 2019 with the decrease driven by the impact of the COVID-19 pandemic. Growth from existing clients has historically represented a majority of our total revenue growth.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are subject to a 90 day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients is infrequent. In fiscal 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients. We lost three Health Enterprise clients in fiscal 2020, with the COVID-19 pandemic being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as ensuring adequate Wi-Fi capability of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning RDSs, obtaining EHR credentials for the RDSs and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

Cost of Revenues and Gross Profit

Cost of Revenues. Our cost of revenues primarily consists of the cost of the RDSs, some of whom are employees of our Vendors and some of whom are our employees, their direct supervisors, and clinician and technical support. Cost of revenues also consists of infrastructure costs to operate our SaaS-based platform such as hosting fees and fees paid to various third-party partners for access to their technology, plus hardware depreciation and cost of shipping for the devices and accessories we provide to our clinicians.

Gross Profit. Our gross profit is calculated by subtracting our cost of revenues from revenues. Gross margin is expressed as a percentage of total revenues. Our gross profit may fluctuate from period to period as revenues fluctuate, and as a result of the mix of RDS centers from which service is provided, operational efficiencies regarding the relationship between the number of RDSs and clinicians, product mix, and changes to our technology expenses and customer support.

Our gross profit varies by RDS center. We plan to focus on and grow the operations of the RDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation, such as Notebuilder, to reduce the level of effort required by RDSs. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. Our new all-in pricing with vendors will create some gross margin headwinds. The level and timing of investment in these areas, plus the mix of RDS centers, could affect our cost of revenues in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, information technology, compliance, legal, and human resources personnel, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and stock-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include costs for advertising and other marketing activities. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts.

Research and Development Expenses

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expenses also include direct RDS training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses will increase in absolute dollars as our business grows, but that as a percent of revenues, R&D expenses are expected to decrease.

Interest Expense, net

Interest expense, net consists primarily of the interest incurred on our debt obligations and the noncash interest expense associated with the amortization of debt discounts and contingent beneficial conversion feature associated with certain convertible notes payable. Interest expense is offset by any interest income we earn on our cash balances held in our interest-bearing savings account.

Other Income (Expense)

Other income (expense) consists primarily of the change in the fair value of warrants and income derived from a technology and a data partnership agreement we entered into in 2018. Any upfront payments received were deferred and were recognized over the term of the agreement. The agreement was terminated in June 2019 and any deferred revenues were immediately recognized. Included in other income (expense) is the change in the fair value of the warrants to purchase shares of 2019 Series B convertible preferred stock which were classified as liabilities and were subject to re-measurement at each balance sheet date until consummation of the Merger whereby the warrants were exchanged for warrants to receive shares of our common stock. Upon completing the exchange, the warrants were eligible for equity classification and no longer subject to re-measurement. Also included in other income (expense) are foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019
Revenues	$16,483	$14,108
Cost of revenues	9,689	9,429
Gross profit	6,794	4,679
Operating expenses:
General and administrative	11,567	10,861
Sales and marketing	4,398	3,583
Research and development	4,522	6,977
Total operating expenses	20,487	21,421
Loss from operations	(13,693)	(16,742)
Other income (expenses):
Interest expense	(1,453)	(2,812)
Interest income	11	6
Other income (expenses)	(469)	1,050
Total other income (expenses), net	(1,911)	(1,756)
Net loss	$(15,604)	$(18,498)

Comparison for the years ended December 31, 2020 and 2019:

Revenues

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Revenues	$16,483	$14,108	$2,375	17%

Revenues increased $2.4 million to $16.5 million during the year ended December 31, 2020, as compared to $14.1 million during the year ended December 31, 2019. The increase was primarily attributable to a 20% increase in the number of clinicians in service, partially offset by a lower ARPU due to Clinicians reducing their monthly minimum number of service levels during the height of the COVID-19 pandemic. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians. Dollar-based net recurring revenue retention was 114% in the year ended December 31, 2020. Increases in revenue were also attributable to the addition of new Health Enterprises during the year ended December 31, 2020. These new Health Enterprises revenue increases were more than offset by the loss of three Health Enterprises, predominantly due to COVID-19 and a $0.3 million decrease in revenue attributable to the decline in the number of clinicians in service among our independent and small group customers. The overall number of customers among independent and small groups declined due to the impact of the COVID-19 pandemic on this part of our end market and due to our focus on Health Enterprise clients.

Cost of Revenues and Gross Margin

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Cost of revenues	$9,689	$9,429	$260	3%

Cost of revenues increased $0.3 million to $9.7 million during the year ended December 31, 2020, as compared to $9.4 million during the year ended December 31, 2019. The increase was primarily attributable to increases in RDS costs as clinicians in service grew during 2020. These increases were offset by a $0.2 million decrease in customer support and third-party hosting costs resulting from our operating efficiencies. As a result of operating efficiencies in our RDS operations and customer support, our gross margin was 41% during the year ended December 31, 2020, as compared to 33% during the year ended December 31, 2019. During the first three months of 2020 we moved from paying our Vendors an upfront fee for successfully trained RDSs to all-in pricing, which includes both amortization of expected training costs and cost of services in the monthly ongoing rates our Vendors charge us. This change improves our cash flow and better aligns our interests with those of our Vendors, which we believe will produce better overall operating leverage long-term.

General and Administrative Expenses

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$11,567	$10,861	$706	7%

General and administrative expenses increased $0.7 million to $11.6 million during the year ended December 31, 2020, as compared to $10.9 million during the year ended December 31, 2019. The increase was primarily attributable to a $1.3 million increase in legal and professional fees as we completed the Merger and prepared to become a public company and from a $0.2 million increase in employee compensation costs as a result of an increase in our executive headcount. These increases were largely offset by a $0.4 million decline in employee compensation expense for COVID-19 pandemic related temporary reductions in salary and a $0.4 million decrease in overhead and travel costs.

Sales and Marketing Expenses

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$4,398	$3,583	$815	23%

Sales and marketing expenses increased $0.8 million to $4.4 million during the year ended December 31, 2020 as compared to $3.6 million during the year ended December 31, 2019. The increase was primarily attributable an increase of $0.9 million in employee compensation as a result of an increase in our sales professional headcount and related commissions and an increase of $0.1 million in advertising spend. These increases were offset by a $0.1 million decrease in customer onboarding costs resulting from operational efficiencies and a $0.2 million decrease in customer account management compensation due to the COVID-19 pandemic related temporary reductions.

Research and Development Expenses

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$4,522	$6,977	$(2,455)	(35)%

Research and development expenses decreased $2.5 million to $4.5 million during the year ended December 31, 2020 as compared to $7.0 million during the year ended December 31, 2019. The decrease was primarily attributable to a $2.3 million reduction in our training expenses for new RDSs due to both the COVID-19 pandemic in March 2020 reducing our need to train new RDSs and due to our new contract terms with our vendors in how we pay for their training efforts. Engineering and product expenses each decreased $0.1 million mainly due to the COVID-19 pandemic related temporary salary reductions.

Other Income (Expense)

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Interest expense	$(1,453)	$(2,812)	$1,359	(48)%
Interest income	11	6	5	83%
Other income (expense)	(469)	1,050	(1,519)	(145)%
	$(1,911)	$(1,756)	$(155)	9%

Our interest expense decreased $1.4 million to $1.5 million during the year ended December 31, 2020 compared to $2.8 million during the year ended December 31, 2019. The decrease was primarily attributable to a beneficial conversion feature expense on our convertible debt and one-time non-cash interest expense related to a debt amendment, both recorded in the third quarter of 2019.

Other income (expense) decreased $1.5 million to $0.5 million of expense during the year ended December 31, 2020, as compared to $1.0 million of income during the year ended December 31, 2019. The decrease was primarily attributable to $1.0 million of income related to a partnership arrangement that ended on June 30, 2019 at which time which we immediately recognized all remaining deferred revenue. During the year ended December 31, 2020 we received a $0.2 million grant from the Bangladesh government for our investments and expenditures in that country and we recognized $0.7 million of additional expense due to the warrant liability revaluation.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from private sales of common stock, preferred stock previous to 2020, and cash from borrowings under various facilities, which are further described below. As of December 31, 2020, we had cash resources of $23.0 million which includes $2.2 million of restricted cash as a requirement in connection with our debt arrangements. Since Private Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private sale of over $130 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our audited financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2020 of $83.9 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. We raised $27.4 million of gross proceeds through two closings on October 5, 2020 and November 13, 2020. This additional capital plus our recent debt refinancing will provide sufficient resources to meet working capital needs for over twelve months. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019
Cash (used in) provided by
Operating activities	$(14,399)	$(14,645)
Investing activities	(647)	(823)
Financing activities	26,417	17,167
Effects of exchange rate changes on cash and restricted cash	(1)	(10)
Net increase in cash and restricted cash	$11,370	$1,689

Operating Activities

Cash used in operating activities was $14.4 million and $14.6 million for the year ended December 31, 2020 and 2019, respectively. Cash used in operating activities during the year ended December 31, 2020 principally resulted from our net loss of $15.6 million, which includes non-cash charges of $2.2 million, and positive changes in working capital of $1.0 million. Cash used in operating activities for the year ended December 31, 2019 principally resulted from our net loss of $18.5 million, which includes non-cash charges of $2.6 million, and negative changes in working capital of $1.2 million.

Investing Activities

Cash used in investing activities was $0.6 and $0.8 million for the year ended December 31, 2020 and 2019, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2020 of $26.4 million principally resulted from $24.3 million in net proceeds from sale of our common stock, $2.2 million in debt proceeds and $0.5 million in proceeds from the sale of our convertible preferred stock which were offset by $0.6 million in payments made to unaccredited investors in connection with the Merger.

Cash provided by financing activities during the year ended December 31, 2019 of $17.2 million principally resulted from proceeds from the sale of our 2019 convertible preferred stock and the issuance of our convertible promissory notes of $15.3 million and $3.3 million, respectively, less $1.4 million in payments of principal on our notes payable.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2020:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$2,894	$2,894	$—	$—	$—
Long-term debt obligations (excluding interest)	12,242	3,719	8,523	—	—
Operating lease obligations	3,114	340	1,723	1,051
Total	$18,250	$6,953	$10,246	$1,051	$—

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve the identification of performance obligations in revenue recognition and valuation of our warrant liability and stock-based compensation, including the underlying deemed estimated fair value of our preferred and common stock. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

 We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We account for revenue from contracts with clients by applying the requirements of Topic 606, which includes the following steps:

●	Identification of the contract, or contracts, with a client;

●	Identification of the performance obligations in a contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, performance obligations are satisfied.

Revenues are recognized when services are delivered to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. For our Live service revenue recognized is based on the minimum amount per month, plus any additional hours delivered. For our Notes service, revenue recognized is based on the number of visiting notes, i.e. doctor patient visits, per month, and the contracted price per visit note, or based on recording time and the contracted price per hour.

We generate subscription fees for access to our remote medical documentation and clinical support solutions for telemedicine, medical offices, clinics and hospitals. Our clients are typically billed monthly or quarterly in advance. Subscription revenues are recognized ratably over the term of the contract. Implementation revenue is recognized over the initial term of the contract. We recognize revenue from data services contracts based on hours worked.

Stock-Based Compensation

We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. To date, we have not issued awards where vesting is subject to performance or market conditions. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, the most critical of which is the estimated fair value of our common stock.

The estimated fair value of each grant of stock options awarded during fiscal 2020 and fiscal 2019 were determined using the following methods and assumptions:

●	Estimated fair value of common stock. As our common stock has not historically been publicly traded, our board of directors periodically estimates the fair value of our common stock considering, among other things, contemporaneous valuations of our preferred and common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

●	Expected term. Due to the lack of a public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (SAB 107), Share-Based Payment, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

●	Risk-free interest rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	Expected volatility. The expected volatility is based on historical volatilities of peer companies within our industry which were commensurate with the expected term assumption, as described in SAB 107.

●	Dividend yield. We assume a dividend yield of 0% because we have never paid, and for the foreseeable future do not expect to pay, a dividend on our common stock.

The inputs and assumptions used to estimate the fair value of stock-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, our stock-based compensation expense could be materially different for future awards.

In valuing our common and preferred stock, our board of directors determined the equity value of our business by taking a combination of the income and market approaches.

The income approach estimates the fair value of a company based on the present value of its future estimated cash flows and the residual value of the company beyond the forecast period. These future values are discounted to their present values using a discount rate which is derived from an analysis of the cost of capital of comparable publicly-traded companies in the same industry or similar lines of business as of each valuation date and is adjusted to reflect the risks inherent in us achieving these estimated cash flows. For the market approach, we utilized the guideline company method by analyzing a population of comparable companies and selected those technology companies that we considered to be the most comparable to us in terms of product offerings, revenue, margins and growth. We then used these guideline companies to develop relevant market multiples and ratios, which are then applied to our corresponding financial metrics to estimate our equity value.

The enterprise values determined by the income and market approaches were then allocated to our common stock using the Option Pricing Method, or OPM.

The OPM treats common stock and preferred stock as call options on a company’s enterprise value, with exercise prices based on the liquidation preferences of the preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event such as a merger, sale or initial public offering. The common stock is modeled as a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The OPM uses the Black-Scholes option-pricing model to determine the price of the call option. The OPM is appropriate to use when the range of possible future outcomes is so difficult to predict that forecasts would be highly speculative.

Given the absence of a public trading market for our capital stock, our board of directors exercised reasonable judgment and considered a number of subjective factors to determine the best estimate of the fair value of our common stock, including:

●	our business, financial condition and results of operations, including related industry trends affecting our operations;

●	the likelihood of achieving a liquidity event, such as an initial public offering or the sale of the Company, given prevailing market conditions;

●	the lack of marketability of our preferred and common stock;

●	the market performance of comparable publicly traded companies; and

●	U.S. and global economic and capital market conditions and outlook.

Once our common stock is quoted on the OTCQX, it will not be necessary to use estimates to determine the fair value of the common stock. In addition, as all of our preferred stock was converted into common stock, we will no longer need to estimate the fair value of preferred stock.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have elected to early adopt certain new accounting standards, as described in Note 2 of our consolidated financial statements. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited financial statements appearing elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Augmedix, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Augmedix, Inc.

San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Augmedix, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and comprehensive loss and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2018.

San Francisco, California

March 30, 2021

Augmedix, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash	$20,762,084	$9,603,266
Restricted cash	2,210,902	2,000,119
Accounts receivable, net of allowance for doubtful accounts of $9,882 and $9,882 at December 31, 2020 and 2019, respectively	2,692,540	2,290,803
Prepaid expenses and other current assets	1,103,505	458,509
Total current assets	26,769,031	14,352,697
Property and equipment, net	992,374	1,213,026
Deposits	173,183	173,294
Total assets	$27,934,588	$15,739,017

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Note payable, current portion	$2,893,667	$2,893,667
Subordinated note payable, current portion	3,719,265	—
Accounts payable	258,916	640,896
Accrued expenses and other current liabilities	3,109,293	2,766,248
Deferred revenue	5,438,555	5,510,460
Customer deposits	1,052,900	1,052,900
Total current liabilities	16,472,596	12,864,171
Note payable, net of current portion	2,180,300	—
Subordinated note payable, net of current portion	6,158,082	9,721,608
Deferred rent, net of current portion	—	20,877
Preferred stock warrant liability	—	4,391,372
Total liabilities	24,810,978	26,998,028
Commitments and contingencies (Note 10)
Convertible preferred stock	—	53,882,460
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value ; 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,859,850 and 833,505 shares issued and outstanding at December 31, 2020 and 2019, respectively	2,686	83
Additional paid-in capital	87,051,058	3,174,102
Accumulated deficit	(83,877,972)	(68,274,256)
Accumulated other comprehensive loss	(52,162)	(41,400)
Total stockholders’ equity (deficit)	3,123,610	(65,141,471)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$27,934,588	$15,739,017

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019
Revenues	$16,483,184	$14,107,681
Cost of revenues	9,689,527	9,428,454
Gross profit	6,793,657	4,679,227
Operating expenses:
General and administrative	11,566,585	10,861,392
Sales and marketing	4,397,834	3,583,285
Research and development	4,521,583	6,977,259
Total operating expenses	20,486,002	21,421,936
Loss from operations	(13,692,345)	(16,742,709)
Other income (expenses):
Interest expense	(1,453,022)	(2,812,361)
Interest income	10,835	6,268
Other income (expenses)	(469,184)	1,050,461
Total other income (expenses), net	(1,911,371)	(1,755,632)
Net loss	(15,603,716)	(18,498,341)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(10,762)	6,903
Total comprehensive loss	$(15,614,478)	$(18,491,438)
Net loss per share of common stock, basic and diluted	$(2.22)	$(22.24)
Weighted average shares of common stock outstanding, basic and diluted	7,033,670	831,590

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit)

			Stockholders’ Deficit
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at January 1, 2019	8,050,502	$38,257,039	829,938	$83	$2,773,470	$(49,775,915)	$(48,303)	$(47,050,665)
Conversion of bridge loan to Series B convertible preferred stock	1,281,631	2,609,321	—	—	—	—	—	—
Beneficial conversion feature related to convertible notes payable	—	1,078,769	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	5,306,910	11,937,331	—	—	—	—	—	—
Repurchase of common stock	—	—	(346)	—	—	—	—	—
Exercise of common stock options	—	—	3,913	—	3,533	—	—	3,533
Stock-based compensation expense	—	—	—	—	397,099	—	—	397,099
Foreign currency translation adjustment	—	—	—	—	—	—	6,903	6,903
Net loss	—	—	—	—	—	(18,498,341)	—	(18,498,341)
Balance at December 31, 2019	14,639,043	$53,882,460	833,505	$83	$3,174,102	$(68,274,256)	$(41,400)	$(65,141,471)
Issuance of Series B convertible preferred stock, net of issuance costs	173,752	400,504	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(14,804,274)	(54,242,464)	14,804,274	1,480	54,240,984	—	—	54,242,464
Reclassification of convertible preferred stock warrant liability	—	—	—	—	5,230,687	—	—	5,230,687
Payment to unaccredited investors upon consummation of the Merger	(8,521)	(40,500)	(183,510)	(18)	(546,183)			(546,201)
Issuance of common stock to former stockholders of Malo Holdings Corporation			2,166,667	217	(52,261)			(52,044)
Sale of common stock in private placement	—	—	9,138,855	914	24,255,180	—	—	24,256,094
Exercise of common stock options	—	—	100,059	10	80,477	—	—	80,487
Stock-based compensation expense	—	—	—	—	668,072	—	—	668,072
Foreign currency translation adjustment	—	—	—	—	—	—	(10,762)	(10,762)
Net loss	—	—	—	—	—	(15,603,716)	—	(15,603,716)
Balance at December 31, 2020	—	$—	26,859,850	$2,686	$87,051,058	$(83,877,972)	$(52,162)	$3,123,610

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,603,716)	$(18,498,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867,000	949,006
Stock-based compensation	668,072	397,099
Non-cash interest expense	155,738	1,421,655
Change in fair value of preferred stock warrant liability	743,837	71,635
Allowance for doubtful accounts	—	(2,941)
Deferred rent	(210,010)	(217,756)
Changes in operating assets and liabilities:
Accounts receivable	(401,737)	(126,200)
Prepaid expenses and other current assets	(646,925)	(38,950)
Deposits	—	(40,882)
Accounts payable	(396,863)	373,747
Accrued expenses and other current liabilities	497,656	530,280
Deferred revenue	(71,905)	644,961
Customer deposits	—	(108,750)
Net cash used in operating activities	(14,398,853)	(14,645,437)
Cash flows from investing activities:
Purchase of property and equipment	(647,015)	(823,013)
Net cash used in investing activities	(647,015)	(823,013)
Cash flows from financing activities:
Cash paid in connection with the Merger, net of cash acquired	(46,044)	—
Payment to unaccredited investors of Augmedix Operating Corporation	(555,174)	—
Proceeds from notes payable	2,180,300	—
Repayment of notes payable	—	(1,357,837)
Proceeds from sale of common stock	27,416,565	—
Proceeds from issuance of convertible preferred stock	499,999	15,271,440
Proceeds from issuance of convertible notes payable	—	3,303,535
Payment of financing costs	(3,159,488)	(52,893)
Proceeds from exercise of stock options	80,487	3,533
Net cash provided by financing activities	26,416,645	17,167,778
Effect of exchange rate changes on cash and restricted cash	(1,176)	(10,397)
Net increase in cash and restricted cash	11,369,601	1,688,931
Cash and restricted cash at beginning of year	11,603,385	9,914,454
Cash and restricted cash at end of year	$22,972,986	$11,603,385
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,265,608	$1,367,929
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to shares of common stock	$54,242,264	$—
Amounts due to unaccredited investors of Augmedix Operating Corporation	$31,527	$—
Financing fees in accrued expenses	$5,000	$—
Issuance of convertible preferred stock in exchange for convertible notes payable and accrued interest	$—	$3,319,283
Beneficial conversion feature related to convertible notes payable	$—	$1,078,769

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Augmedix, Inc. (formerly known as Malo Holdings Corporation, the “Company”) was incorporated in the State of Delaware on December 27, 2018. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

On October 5, 2020 (the “Effective Time”), pursuant to an Agreement and Plan of Merger and Reorganization dated October 5, 2020 (“Merger Agreement”) among the Company, its wholly-owned subsidiary, August Acquisition Corp., a Delaware corporation (“Acquisition Sub”) and Augmedix Operating Corporation (“Private Augmedix”), a privately-held Delaware corporation, Acquisition Sub merged with and into Private Augmedix, with Private Augmedix continuing as the surviving corporation (the “Merger”). Following the Merger, Private Augmedix became a wholly-owned subsidiary of the Company.

Private Augmedix was incorporated in the state of Delaware in April 2013 and is headquartered in San Francisco, California. Private Augmedix has two wholly-owned subsidiaries, Augmedix BD Limited, established in February 2015, and Augmedix Solutions Pvt. Ltd., established in February 2019, which are entities formed in Bangladesh and India, respectively. Subsequent to the Merger, the Company provides virtual medical documentation services for clinicians.

At the Effective Time, each of Private Augmedix’s shares of Series B convertible preferred stock and common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.420864013 shares of the Company’s common stock (the “Common Share Conversion Ratio”) (in the case of shares held by accredited investors) or (b) $3.00 multiplied by the Common Share Conversion Ratio (in the case of shares held by unaccredited investors and those with an entitlement to shares of Private Augmedix’s capital stock). Except as otherwise noted, all common share amounts and per share amounts have been adjusted to reflect this Exchange Ratio, which was effected upon the Merger.

In addition, pursuant to the Merger Agreement, (i) options and stock appreciation rights to purchase shares of Private Augmedix’s common stock issued and outstanding immediately prior to the closing of the Merger under the Private Augmedix 2013 Equity Incentive Plan were assumed and converted into options and stock appreciation rights to purchase shares of the Company’s common stock, (ii) warrants to purchase shares of Private Augmedix’s Series B convertible preferred stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase shares of the Company’s common stock, and (iii) warrants to purchase shares of Private Augmedix’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase shares of the Company’s common stock.

The Merger was accounted for as a “reverse acquisition” since, immediately following the consummation of the Merger (the “Closing”), Private Augmedix effectively controlled the post-combination Company. For accounting purposes, Private Augmedix was deemed to be the accounting acquirer in the Merger and, consequently, the Merger is treated as a recapitalization of Private Augmedix (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Private Augmedix). Accordingly, the consolidated assets, liabilities and results of operations of Private Augmedix became the historical financial statements of the Company and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with Private Augmedix beginning at the Closing. No step-up in basis or intangible assets or goodwill were recorded in the Merger. In addition, the historically issued and outstanding Malo Holdings Corporation common stock has been re-casted to retrospectively reflect the number of common stock issued in the Merger in all periods presented. The common stock was adjusted retrospectively from $198 to $83, and the additional paid-in capital was adjusted retrospectively from $3,173,987 to $3,174,102, respectively, as of December 31, 2019. The consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2019 was also adjusted retrospectively to reflect the change. The loss per share was adjusted retrospectively from $9.36 to $22.24 for the year ended December 31, 2019.

Liquidity and Going Concern

In accordance with Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Augmedix, Inc.
Notes to Consolidated Financial Statements

The Company has incurred recurring losses since its inception, including net losses of $15.6 million and $18.5 million for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $83.9 million. The Company has relied on debt and equity financing to fund operations to date and management expects losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. The Company believes its cash and restricted cash will provide sufficient resources to meet working capital needs for over twelve months. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing, that such financing will be available on terms, which are acceptable to the Company, or at all.

Risks and Uncertainties

The Company is subject to a number of risks associated with companies at a similar stage, including dependence on key individuals, competition from similar products and larger companies, volatility of the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. The Company is monitoring the impact of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact, the success of the vaccine rollout and the economic impact on local, regional, national and international markets.

2. Basis of presentation and summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by ASUs of the FASB. The accompanying consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix Bangladesh Limited and Augmedix Solutions Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition and the valuation of the warrant liability and stock-based compensation, including the underlying fair value of the preferred and common stock. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Augmedix, Inc.
Notes to Consolidated Financial Statements

Reverse Stock Split

In March 2019, the Board of Directors approved an amendment of the Company’s Certificate of Incorporation approving a 10:1 reverse stock split on all authorized and outstanding shares of common stock and preferred stock. All references to common stock share, preferred stock share and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect, where applicable, the reverse stock split, as indicated.

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the years ended December 31, 2020 and 2019.

Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

Concentrations of Credit Risk and Major Customers

Financial instruments at December 31, 2020 and 2019 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company’s cash is deposited with major financial institutions in the U.S., Bangladesh and India. At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC). Cash deposits at foreign financial institutions are not insured by government agencies of Bangladesh and India. To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had two major customers during the year ended December 31, 2020 and two major customers during the year ended December 31, 2019. Revenues from the major customers accounted for 28% and 20% of revenue for the year ended December 31, 2020, and 26% and 17% of revenue for the year ended December 31, 2019. Accounts receivable from these customers totaled $715,563 and $892,027 at December 31, 2020 and 2019, respectively.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s Note Payable. The following table provides a reconciliation of the components of cash and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows:

	December 31,
	2020	2019
Cash	$20,762,084	$9,603,266
Restricted cash	2,210,902	2,000,119
Total cash and restricted cash presented in the consolidated statements of cash flows	$22,972,986	$11,603,385

Augmedix, Inc.
Notes to Consolidated Financial Statements

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily relates to amounts due from customers, which are typically due within 30 to 60 days from invoice date. The Company provides credit to its customers in the normal course of business and maintains allowances for potential credit losses. The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers’ financial condition. Historically, such losses have been immaterial and within management’s expectations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company depreciates computer hardware, software and equipment using the straight-line method over their estimated useful lives, ranging from one to three years. The Company depreciates furniture and fixtures using the straight-line method over their estimated useful lives, ranging from five to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term. Repairs and maintenance are expensed as incurred by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in 2020 or 2019.

Fair Value of Financial Instruments

Certain assets and liabilities of the Company are carried at fair value under GAAP. The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with those financial instruments.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Convertible Preferred Stock Warrants

Accounting standards require that freestanding warrants and similar instruments, due to settlement features of the financial instruments, should be accounted for as a preferred stock warrant liability even though the underlying shares of capital stock may be classified as equity. Such warrants are measured and recognized at fair value, and subject to re-measurement at each balance sheet date. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss until the warrants are exercised or expire.

Augmedix, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition

ASC Topic 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company derives its revenue through a recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial term of the contract and customer prepayments are deferred and included in the accompanying consolidated balance sheets in deferred revenues. Revenues are recognized when the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company’s revenues are earned from customers primarily located in the U.S. After the initial term, contracts are cancellable by the customer at their discretion with a 90 day notice.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Except for two U.S. state sales tax jurisdictions, applicable taxes, including local, sales, value added tax, etc., are the responsibility of the customer to self-assess and remit to proper tax authorities. Revenue is recognized net of any sales taxes.

The Company also generates revenue from data service projects, which includes discrete projects to complete certain tasks or provide other services to customers. These services represent separate performance obligations which are recognized as revenue as the services are performed.

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$5,510,460	$4,865,499
Deferral of revenue	16,411,279	14,752,642
Recognition of unearned revenue	(16,483,184)	(14,107,681)
Balance, end of year	$5,438,555	$5,510,460

Accounts receivable, net from customers was $2,692,540 and $2,290,803 as of December 31, 2020 and 2019, respectively.

Deferred revenue consists of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and is recognized as revenue as earned. As of December 31, 2020, the Company expects to recognize $5,438,555 from remaining performance obligations over the next 12 months.

Augmedix, Inc.
Notes to Consolidated Financial Statements

Customer Deposits

Customer deposits consists of deposits received by the Company, as required on certain contracts and agreements, which are refundable at the termination of the contract.

Cost of Revenue

The Company’s cost of revenue consists primarily of salaries and related expenses, overhead, contract labor and third party services from remote documentation specialist vendors, depreciation expense related to the glass equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock options awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date. The Company uses the Black-Scholes option pricing model to value its stock option awards. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company accounts for forfeitures of stock options as they occur. Stock-based awards issued to nonemployees were revalued at each reporting period until the award vests.

On January 1, 2019, the Company early adopted FASB ASU 2018-7, Compensation – Stock Compensation (ASC Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. As a result of the adoption, stock-based awards issued to nonemployees are no longer required to be revalued at each reporting period. The adoption of ASU No. 2018-7 did not have a material effect on the consolidated financial statements.

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, the risk-free interest rate and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel-related expenses, licensing costs and other direct expenses.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $155,835 and $51,919 for the years ended December 31, 2020 and 2019, respectively.

Comprehensive Loss

The Company reports comprehensive loss, which includes the Company’s net loss as well as changes in equity from non-stockholder sources, as a separate component of stockholders’ equity (deficit). In the Company’s case, the change in equity included in comprehensive loss is the cumulative foreign currency translation adjustments.

Income Taxes

Income taxes are accounted for under the asset and liability method as required by FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

Augmedix, Inc.
Notes to Consolidated Financial Statements

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (“ASC 740-10”) defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the years ended December 31, 2020 and 2019.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2020	2019
Convertible preferred stock	—	14,639,043
Convertible preferred stock warrants	—	2,710,498
Common stock warrants	2,991,499	5,585
Stock options	4,211,857	2,749,298
	7,203,356	20,104,424

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases, (“Topic 842”). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. In June 2020, the FASB issued ASU 2020-05, which amended the effective date of Topic 842 until January 1, 2022. Upon adoption, the standard requires the use of a modified retrospective transition approach for its adoption. The Company is currently evaluating the effect Topic 842 will have on its consolidated financial statements and related disclosures. Management expects the assets leased under operating leases, similar to the leases disclosed in Note 10 to the consolidated financial statements, will be capitalized together with the related lease obligations on the consolidated balance sheet upon the adoption of Topic 842.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard on January 1, 2020 and it did not have a material impact to the consolidated statement of cash flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of FASB ASC Topic 820 (“ASC 820”). The goal of the ASU is to improve the effectiveness of ASC 820’s disclosure requirements. The Company adopted this standard on January 1, 2020 and it did not have a material impact on the consolidated financial statements.

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the ASC is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022 and the Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

Augmedix, Inc.
Notes to Consolidated Financial Statements

3. Malo Holdings Corporation Merger

As described in Note 1, Private Augmedix merged with the Malo Holdings Corporation (“Malo”) in October 2020. The Merger was accounted for as a reverse recapitalization with Private Augmedix as the accounting acquirer. This determination was primarily based on the fact that subsequent to the Merger, Private Augmedix stockholders have a majority of the voting power of the combined company, Private Augmedix will comprise all of the ongoing operations of the combined entity, and Private Augmedix’s senior management will comprise all of the senior management of the combined company. The primary pre-combination asset of Malo was cash. Under reverse recapitalization accounting, the assets and liabilities of Malo were recorded at their historical cost with no goodwill or intangible assets were recognized.

As part of the reverse recapitalization, the Company obtained approximately $4,000 of cash and assumed payables and accruals of approximately $56,000, of which $50,000 was paid at closing. Additionally, transaction costs of approximately $753,000 consisting of legal, accounting, financial advisory and other professional fees were expensed as incurred and are recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2020.

4. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Preferred stock warrant liability	$—	$—	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Preferred stock warrant liability	$—	$—	$4,391,372

The Company’s Series B preferred stock warrants were classified as liabilities, recorded at fair value and subject to re-measurement at each balance sheet date until they were converted into common stock warrants in connection with the completion of the Merger. The common stock warrants are equity classified as of the Merger date and are no longer subject to remeasurement.

The Series B preferred stock warrant liabilities are estimated using an option pricing model. The significant assumptions used in valuing the warrants include expected term, expected volatility, risk-free interest rate and expected dividend yield. As of Merger date, immediately prior to reclassifying the warrants to equity, and as of December 31, 2019 the significant weighted-average assumptions were as follows:

	October 5,	December 31,
	2020	2019
Risk-free interest rate	0.7%	1.9%
Remaining contractual life of warrant (years)	8.9	9.7
Expected volatility	57.8%	50.9%
Annual dividend yield	0%	0%
Fair value of Series B convertible preferred stock	$1.26	$1.14

Augmedix, Inc.
Notes to Consolidated Financial Statements

The reconciliation of the Series B preferred stock warrant liability measured at fair value, until the reclassification into equity at the time of the Merger, on a recurring basis using significant unobservable inputs (Level 3) was as follows:

Balance, January 1, 2019	$328,559
Issuance of warrants in connection with Series B financing	3,991,178
Change in fair value recorded as other expense	71,635
Balance, December 31, 2019	4,391,372
Issuance of warrants in connection with Series B financing	95,478
Change in fair value recorded as other expense	743,837
Reclassification to equity	(5,230,687)
Balance, December 31, 2020	$—

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable, customer deposits, and note payable approximate fair value due to their short-term nature. As of December 31, 2020, the fair value of the Company’s subordinated note payable and the PPP Loan was $10,600,000 and $1,900,000, respectively. As of December 31, 2020, the carrying value of the Company subordinated note payable and the PPP Loan was $10,072,163 and $2,180,300, respectively. The estimated fair value for the Company’s subordinated note payable and PPP Loan was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2020	2019
Computer hardware, software and equipment	$5,557,034	$5,039,545
Leasehold improvements	2,186,239	2,072,006
Furniture and fixtures	270,943	262,865
	8,014,216	7,374,416
Less: accumulated depreciation and amortization	(7,021,842)	(6,161,390)
	$992,374	$1,213,026

The Company recorded depreciation and amortization expense of $867,000 and $949,006 during the years ended December 31, 2020 and 2019, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

	December 31,
	2020	2019
Accrued compensation	$1,711,377	$1,196,723
Accrued other	611,947	530,924
Accrued vendor partner liabilities	559,478	769,351
Deferred rent	20,877	210,010
Accrued professional fees	150,859	36,227
Accrued VAT and other taxes	54,755	23,013
	$3,109,293	$2,766,248

Augmedix, Inc.
Notes to Consolidated Financial Statements

7. Debt

Note Payable

In June 2015, the Company entered into a loan and security agreement (“Agreement”) with a commercial bank. The Agreement allowed for borrowings of up to $3,500,000. Outstanding borrowings under the Agreement bear interest at the prime rate of interest plus 0.5% (3.62% and 5.25% at December 31, 2020 and 2019, respectively). The Agreement initially required monthly interest- only payments through December 2016, followed by 30 equal payments of principal and interest beginning January 2017 through its maturity in June 2019. However, the Agreement was amended multiple times, most recently in December 2020 and January 2021 to change the principal payment from a lump sum payment at December 31, 2020 to a 12-month amortization starting January 31, 2021 and be fully repaid on December 31, 2021. The Company must maintain at least $2,000,000 in an account with and under the control of the commercial bank, that reduces in line with the loan balance once the loan balance declines below $2,000,000. As of December 31, 2020 and 2019, the outstanding balance due on the note payable is $2,893,667.

Outstanding borrowings under the Agreement are secured by substantially all assets of the Company, and the Company is required to maintain certain financial and non-financial covenants. The Company was in compliance with all covenants at December 31, 2020 and 2019.

In October 2018, in connection with the issuance of Series A convertible preferred stock (Note 8), the Company cancelled warrants previously issued to the commercial bank and issued in its place warrants to purchase 234 and 91 shares of common stock. The warrants have an exercise price of $96.24 per share and $106.17 per share, are immediately exercisable and expire in June 2025 and July 2027, respectively.

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement (“Sub Agreement”) with a lending institution for borrowings of up to $10,000,000. At December 31, 2020 and 2019, outstanding borrowings under the Sub Agreement bear interest at the rate of 12% per year.

Outstanding borrowings under the Sub Agreement are collateralized by substantially all assets of the Company and are subordinate to any outstanding borrowings under the Agreement. Borrowings under the Sub Agreement are subject to certain financial and non-financial covenants. The Company was in compliance with all covenants at December 31, 2020 and 2019.

In August 2019, the Company amended the Sub Agreement (“Amended Sub Agreement”) to extend the interest-only period through December 2020 and the maturity date to April 2023. Following the interest-only period, the Amended Sub Agreement requires 28 equal payments of principal and interest through March 2023, and a final lump sum payment of outstanding principal and interest at maturity.

Pursuant to the Sub Agreement, a final payment of $650,000 is payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $279,757, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1,195,012 is being amortized to interest expense over the repayment term of the Sub Agreement. The Company amortized $105,739 and $327,138 of the discount to interest expense during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the remaining unamortized discount was $194,816 and $300,555, respectively.

In connection with the Sub Agreement, the Company issued a warrant to purchase 3,376 shares of Series A-2. The warrant had an exercise price of $148.10 per share, was immediately exercisable and was to expire in July 2027. At issuance, the fair value of the warrant was determined to be $265,255, which was recorded as a discount to the Sub Agreement and as a preferred stock warrant liability on the accompanying consolidated balance sheets.

Augmedix, Inc.
Notes to Consolidated Financial Statements

In connection with an amendment to the Sub Agreement in May 2018, the warrant to purchase 3,376 shares of Series A-2 was terminated and a new warrant to purchase 12,576 shares of Series B convertible preferred stock (“Prior Series B Warrant”) was issued. Then, in October 2018, in connection with the “Pay-to-Play” financing the Company cancelled the outstanding Prior Series B Warrant and in replacement issued a warrant to purchase 100,712 shares of Series A-1 convertible preferred stock (“Series A-1 warrant”). The Series A-1 warrant had an exercise price of $4.76 per share, was immediately exercisable and was to expire in October 2028. In August 2019, in connection with the Amended Sub Agreement, the Company canceled the outstanding Series A-1 warrant and in replacement issued a warrant to purchase 580,383 shares of Series B convertible preferred stock. The warrant had an exercise price of $2.88 per share, is immediately exercisable and expires in September 2029. At the Effective Time of the Merger, the warrants to purchase shares of Series B convertible preferred stock were converted to warrants to purchase 580,383 shares of common stock at a price of $2.88 per share.

At December 31, 2020, the future minimum payments required under the Sub Agreement, including the final payment, are as follows as of:

Years ending December 31:
2021	$3,719,265
2022	4,190,960
2023	1,511,938
9,422,163
End of term charge	650,000
10,072,163
Less unamortized debt discount	(194,816)
Sub agreement borrowing net of discount	9,877,347
Less current portion	(3,719,265)
Sub agreement borrowings, non-current portion	$6,158,082

Convertible Promissory Notes

In August 2019, the Company issued convertible promissory notes to certain existing shareholders and received cash proceeds of $3,303,535. The notes accrued simple interest of 6% per year and, if not converted, were to mature in January 2020. All principal and interest were due at maturity. The convertible promissory notes contained a contingent beneficial conversion feature whereby the convertible promissory notes automatically convert to capital stock that is sold in a qualified financing that raises aggregate gross proceeds in excess of $14,700,000. The conversion price was 90% of the lowest selling price per share in the qualified financing. In September 2019, the Company completed a qualified financing (Note 8) and the principal amount plus $15,748 of accrued interest converted into 1,281,631 shares of Series B convertible preferred stock. In addition, the Company issued warrants to purchase up to 378,836 shares of Series B convertible preferred stock at a price of $2.88 per share with an initial aggregate fair value of $709,962 which are immediately exercisable and expire in September 2029. As a result of the contingent beneficial conversion feature, the Company recognized interest expense of $1,078,769 at the date of conversion. At the Effective Time of the Merger, the warrants to purchase shares of Series B convertible preferred stock were converted to warrants to purchase 378,836 shares of common stock at a price of $2.88 per share.

Paycheck Protection Program

On April 11, 2020, the Company entered into an original loan agreement with East West Bank as the lender for a loan in an aggregate principal amount of $2,180,300 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and implemented by the U.S. Small Business Administration. The PPP Loan matures in two years and bears interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the PPP Loan. Principal plus accrued unpaid interest is to be paid in one payment two years after the date of this note and may be prepaid by the Company at any time prior to maturity without penalty. The Company may apply for forgiveness of amounts due under the PPP Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the CARES Act based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-24 week period after the origination date of the Loan. The Company used proceeds of the Loan for payroll and other qualifying expenses. As of December 31, 2020, the outstanding balance on the PPP Loan was $2,180,300 and has been classified as a long-term liability in notes payable in the accompanying consolidated balance sheet.

Augmedix, Inc.
Notes to Consolidated Financial Statements

On November 19, 2020, the Company applied for forgiveness of the full principal amount. No assurance can be given that the Company will be granted forgiveness of the PPP Loan in whole or in part.

8. Common Stock, Preferred Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2020.

In connection with the Merger, as discussed in Note 1, the Company issued 2,166,667 shares of common stock to the former shareholders of Malo Holdings Corporation. The Company paid $555,174 to several unaccredited investors of Private Augmedix in lieu of issuing shares. As of December 31, 2020, the Company accrued $31,527 for remaining payments to be made to unaccredited investors in lieu of issuing shares.

Following the Effective Time of the Merger, the Company sold 8,472,188 shares of common stock pursuant to an initial closing of a private placement offering for up to 10,000,000 shares of common stock (plus up to an additional 1,666,667 shares of common stock to cover over-subscriptions in the event the private placement offering is over-subscribed) at a purchase price of $3.00 per share (“Offering”) for aggregate gross proceeds of $25.4 million. The Company incurred issuance costs of $3.0 million. Also, the private placement agents received warrants to purchase up to 164,745 shares of the Company’s common stock with a term of five years and an exercise price of $3.00 per share.

In November 2020, the Company sold 666,667 additional shares of common stock pursuant to an additional closing of the Offering (“Additional Closing”) for aggregate gross proceeds of $2.0 million. The Company incurred issuance costs of $160,000. In connection with the Additional Closing, the placement agents received warrants to purchase up to 53,333 shares of the Company’s common stock with a term of five years and an exercise price of $3.00 per share.

Common Stock Warrants

In October 2018 and August 2019, the Company issued warrants to nonemployees to purchase 1,052 and 4,208 shares of common stock, respectively. The warrants have an exercise price of $39.76 per share and $0.86 per share, are immediately exercisable and expire in August 2028 and August 2024, respectively. The Company determined the fair value of the warrants to be immaterial to the consolidated financial statements as a whole.

At December 31, 2020, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuance upon exercise of warrants	Exercise Price Per Warrant
August 7, 2024	4,208	$0.86
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
September 2, 2029	2,767,836	$2.88
	2,991,499

Augmedix, Inc.
Notes to Consolidated Financial Statements

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of December 31, 2020 there were no shares of preferred stock issued or outstanding.

Convertible Preferred Stock

In connection with the Merger, as discussed in Note 1, the Company issued 14,804,274 shares of its common stock to holders of convertible preferred stock of Private Augmedix. No convertible preferred securities were outstanding as of December 31, 2020.

As of December 31, 2019, convertible preferred stock consisted of the following shares outstanding:

Shares Issued and Outstanding
Series A	2,683,500
Series A-1	5,367,001
Series B	6,588,542
14,693,043

In September and October 2019, Private Augmedix raised $15,271,440 in cash proceeds through issuance of 5,306,910 shares of Series B convertible preferred stock (“Series B”) to certain existing shareholders and warrants to purchase up to 1,751,279 shares of Series B at a price of $2.88 per share. The warrants are immediately exercisable and expire in September 2029. The proceeds were first allocated to the warrant liability based on an initial fair value of $3,281,216, with a corresponding amount recorded as a reduction in the carrying amount of the Series B. Private Augmedix incurred issuance costs of $52,893 which were recorded as a reduction of the proceeds. In addition, the Private Augmedix also issued 1,281,631 shares of Series B in exchange for the conversion of convertible promissory notes and accrued interest.

In February 2020, Private Augmedix raised $499,999 in cash proceeds through issuance of 173,752 shares of Series B to certain existing shareholders and warrants to purchase up to 57,338 shares of Series B at a price of $2.88 per share, are immediately exercisable and expire in September 2029. The proceeds were first allocated to the warrant liability based on an initial fair value of $95,478 with a corresponding amount recorded as a reduction in the carrying amount of the Series B. Private Augmedix incurred issuance costs of $4,017 which were recorded as a reduction of the proceeds.

Series B Convertible Preferred Stock Warrants

In August 2019, in connection with amending its Sub Agreement (Note 7), the Company issued a warrant to purchase 580,383 shares of Series B. In September and October 2019, in connection with the Series B financing and the conversion of convertible promissory notes, the Company issued warrants to purchase 2,130,115 shares of Series B. In February 2020, in connection with the Series B financing, the Company issued warrants to purchase 57,338 shares of Series B. At the Effective Time of the Merger, the warrants to purchase shares of Series B were converted to warrants to purchase 2,767,836 shares of common stock at a price of $2.88 per share are immediately exercisable and expire in September 2029.

9. Equity Incentive Plan

At the Effective Time of the Merger, the Company assumed Private Augmedix’s 2013 Equity Incentive Plan (“2013 Plan”). Options granted under the Plan may be incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”) and restricted stock awards (“RSAs”). ISOs may be granted only to Company employees and directors. NSOs, SARs and RSAs may be granted to employees, directors, advisors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. No shares of restricted stock, no stock appreciation rights and no RSUs were granted under the 2013 Plan after August 31, 2020.

Augmedix, Inc.
Notes to Consolidated Financial Statements

Pursuant to the Merger, the Company adopted the 2020 Equity Incentive Plan (“2020 Plan”) which serves as successor to the 2013 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards, and stock bonus awards. Certain awards provide for accelerated vesting in the event of a change in control. Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1, 2021 through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding January 1, or a number as may be determined by the Board of Directors. As of December 31, 2020, 600,102 shares remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
General and administrative	$444,495	$256,508
Sales and marketing	126,632	69,856
Research and development	65,518	55,921
Cost of revenues	31,427	14,814
	$668,072	$397,099

No income tax benefits have been recognized in the consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through December 31, 2020.

The fair value of options is estimated using the Black Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the year ended December 31, 2020 was determined using the methods and assumptions discussed below.

●	The expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.

●	The expected volatility is based on historical volatility of the publicly traded common stock of a peer group of companies.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	The expected dividend yield is none because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its ordinary shares.

For the years ended December 31, 2020 and 2019, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	December 31,
	2020	2019
Expected term (in years)	5.72	6.4
Expected Volatility	42.9%	40.5%
Risk-free rate	0.5%	2.0%
Dividend rate	—	—

Augmedix, Inc.
Notes to Consolidated Financial Statements

The weighted average grant date fair value of stock option awards granted was $0.05 and $0.35 during the years ended December 31, 2020 and 2019, respectively.

The following table summarizes stock option activity under the Plan for the year ended December 31, 2020:

	Number of Shares under Option Plan	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,749,298	$0.87	9.0
Granted	2,064,603	0.64	9.3
Exercised	(100,059)	0.81
Forfeited and expired	(501,985)	0.83
Outstanding at December 31, 2020	4,211,857	$0.76	8.6
Exercisable at December 31, 2020	2,374,630	$0.78	8.5
Vested and expected to vest at December 31, 2020	4,211,857	$0.76	8.6

The options exercised during the year ended December 31, 2020 had an intrinsic value of $211,019 and during the year ended December 31, 2019 had no intrinsic value. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2020 were $9,438,695 and $5,270,372, respectively. At December 31, 2020, future stock-based compensation for options granted and outstanding of $710,852 will be recognized over a remaining weighted-average requisite service period of 1.0 years.

10. Commitments and Contingencies

Operating Leases

The Company leases its office facilities in San Francisco, California under non-cancelable operating lease agreements that expire at various dates through February 2025. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least six months. Under the terms of the operating lease agreements, the Company is responsible for certain insurance and maintenance expenses. Certain of the lease agreements contain scheduled rent increases and provide for rent-free months over the term of the leases. The related rent expense for the leases is calculated on a straight-line basis with the difference between rent expense and scheduled rent payments recorded as deferred rent. Rent expense was $640,103 and $928,110 during the years ended December 31, 2020 and 2019, respectively.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Years ending December 31:
2021	$340,325
2022	848,602
2023	874,060
2024	900,281
2025	150,779
Thereafter	—
Total	$3,114,047

Augmedix, Inc.
Notes to Consolidated Financial Statements

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position or results of operations. As a result, no liability related to such claims has been recorded at December 31, 2020 or 2019.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the consolidated financial statements. As a result, no liability for these agreements has been recorded at December 31, 2020 or 2019.

11. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	December 31,
Deferred tax assets	2020	2019
Net operating loss carryforwards	$29,316,923	$25,485,398
Fixed assets	814,111	809,015
Accruals and other	247,802	568,119
Research & development credits	448,334	267,325
Share-based compensation	24,036	13,661
Valuation allowance	(30,851,206)	(27,143,518)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $3,707,688 and $4,691,880 during the years ended December 31, 2020 and 2019, respectively. The Company does not have unrecognized tax benefits as of December 31, 2020 or 2019. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2020 and 2019 of approximately:

	December 31,
Combined NOL Carryforwards:	2020	2019
Federal	$117,684,551	$103,460,873
State	$68,800,720	$54,408,623

Augmedix, Inc.
Notes to Consolidated Financial Statements

The net operating loss carryforwards generated prior to 2018 begin expiring in 2033 for federal and 2030 for state income tax purposes. Federal and many state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards:	2020	2019
Federal	$259,521	$147,597
State	$239,004	$151,555

The credit carryforwards begin expiring in 2038 for federal tax purposes. The company’s state credits can be carried forward indefinitely.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. To date, the Company has not performed an analysis to determine whether or not ownership changes have occurred since inception.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2020	2019
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(4.3)%	(5.2)%
Permanent differences	3.9%	2.4%
Research & development credits	(1.2)%	(1.1)%
Foreign rate differential	(0.6)%	(0.5)%
Other difference	(0.6)%	—%
Change in valuation allowance	23.8%	25.4%
Tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s 2017 to 2019 tax years remain open and subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Augmedix, Inc.
Notes to Consolidated Financial Statements

12. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 10), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $285,204 and $287,638 to the related party during the years ended December 31, 2020 and 2019, respectively, which is included as rent expense. At December 31, 2020 and 2019, there were no amounts owed to the related party.

Convertible Promissory Notes and Series B Convertible Preferred Stock Financing

As discussed in Note 7 and Note 8, the convertible promissory notes and Series B were issued to certain existing shareholders. Additionally, those same shareholders participated in the private placement offering as described in Note 8 by purchasing an aggregate of 6,336,666 shares of the Company’s common stock at a purchase price of $3.00 per share.

13. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2020 and 2019 the Company made contributions of $81,673 and $68,914, respectively, to the plan.

14. Subsequent Events

Listing on the OTCQX Market

On March 29, 2021, shares of the Company’s common stock were approved for trading on the OTCQX Best Market under the symbol “AUGX.”

Loan and Security Agreement

On March 25, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastward Fund Management, LLC, as the lender (“Lender”) to establish a loan facility which provides for borrowings in the aggregate principal amount of up to $17.0 million which are available to be drawn in two tranches. The first tranche of $15.0 million will be funded within five business days of the date of the Loan Agreement. The second tranche of $2.0 million is available, at the Company’s request, between October 30, 2021 and November 30, 2021, provided the Company achieves certain revenue and EBITDA thresholds. The Company is required to pay only interest during the first eighteen months after funding of the tranche and thereafter, the Company shall repay such loan amount in thirty consecutive monthly installments of principal plus accrued interest. The loan facility bears an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor 3.25%, plus 8.75%. On the final repayment date, Company is also obligated to pay a final payment fee equal to seven and one-half percent (7.5%) of the amount of the applicable advance. Outstanding borrowings under the Loan Agreement are secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property.

Proceeds from the Loan Agreement were used to pay off the note payable and subordinated note payable (Note 7). Issuance costs associated with the Loan Agreements are estimated at $0.2 million.

In connection with the Loan Agreement, the Company issued the Lender warrants to purchase up to 346,500 shares (increasing to 392,700 shares upon funding of the second tranche) shares of common stock that were immediately vested with an exercise price of $3.00 per share and a term of the earlier of i) March 24, 2031 and ii) the third anniversary of the Company’s listing on Nasdaq. The Warrant also provides that any shares issued pursuant to the Warrant are entitled to the registration rights afforded to holders of the Company’s stock, all as set forth in those certain outstanding Registration Rights Agreement dated as of October 5, 2020.

The Company and Lender also entered into a Co-Investment Agreement, which grants to the Lender and its affiliates a right to purchase in the Company’s future private equity financings up to a total $3,000,000 (if the Company only draws the first tranche) or $3,400,000 (if the Company draws the second tranche) at the same per share purchase price and terms as other investors in such private equity financings.

Stock Option Grants

In January and March 2021, the Company granted 540,126 and 1,843,489 stock options, respectively, with a weighted average exercise price of $3.00.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors as of March 1, 2020:

Name	Age	Positions
Executive Officers
Emmanuel Krakaris (2)(3)	62	President, Chief Executive Officer, Secretary and Director
Ian Shakil	36	Chief Strategy Officer and Director
Sandra Breber	63	Chief Operating Officer
Saurav Chatterjee	50	Chief Technology Officer
Jonathan Hawkins	51	Chief Revenue Officer
Paul Ginocchio	51	Chief Financial Officer
Non-Employee Directors:
Jennifer Carter (1)(2)	46	Director
Jason Krikorian (3)	49	Director
Joseph Marks, Ph.D.	59	Director
Gerard van Hamel Platerink (1)(3)	52	Director and Chairman of the Board

(1)	Member of the nominating and governance committee.

(2)	Member of the audit committee.

(3)	Member of the compensation committee.

Executive Officers

Emmanuel Krakaris has served as our President, Chief Executive Officer, Secretary and as a member of our board of directors since October 2018. Before Mr. Krakaris was appointed as our President, Chief Executive Officer and Secretary, Mr. Krakaris served as an advisor to the board of directors from April 2018 to May 2018 and as our Chief Operating Officer from June 2018 to September 2018. Prior to joining us, Mr. Krakaris served as the Chief Executive Officer of Streetline, Inc. from August 2014 to February 2018 and as Chief Financial Officer and Chief Operating Officer from 2011 to August 2014. Mr. Krakaris also served as Chief Financial Officer of Command Audio Corporation from 1996 to 2011. Mr. Krakaris received a Bachelor of Commerce in Marketing and International Business from McGill University, and a M.B.A. from the University of California, Berkeley, Haas School of Business. We believe that Mr. Krakaris is qualified to serve on our board of directors due to his extensive business experience as an executive officer and experience across a broad range of industries.

Ian Shakil is our founder and has been a member of our board of directors since April 2013. He previously served as Chairman of our board of directors from August 2018 to September 2020 and has served as our Chief Strategy Officer since October 2018. Prior to that, Mr. Shakil served as our Chief Executive Officer from April 2013 to October 2018. Mr. Shakil has also served as Advisor to Edwards Lifesciences Corporation since May 2019, and as Advisor to Maya.com.bd since January 2018. Mr. Shakil has a B.S.E. in Biomedical Engineering from Duke University, and an M.B.A. from Stanford University Graduate School of Business. We believe that Mr. Shakil is qualified to serve on our board of directors because he is our founder and former Chief Executive Officer and his business and technical experience in the healthcare industry.

Sandra Breber has served as our Chief Operating Officer since March 2019, and prior to that served as an advisor to the Company from November 2018 to March 2019. Prior to joining us, Ms. Breber served as advisor to Snipp Interactive, Inc. from November 2018 to March 2019. Ms. Breber also served as President and Co-founder of Ziploop, Inc., from April 2013 to November 2018. Earlier in her career, Ms. Breber served as a Partner at Arthur Andersen L.L.P. Ms. Breber holds a Bachelor of Commerce in Accounting and Finance from McGill University.

Saurav Chatterjee has served as our Chief Technology Officer since November 2020. Prior to joining us, Mr. Chatterjee served as the Vice President of Engineering at Lumiata, Inc., from November 2019 to November 2020. Mr. Chatterjee also served as the Senior Director and Head Conversational AI at Asurion, Inc., from May 2014 to October 2019. From November 2010 to April 2014 Mr. Chatterjee was Chief Architect at Visa, where he developed Visa Checkout. Mr. Chatterjee holds a B.A in Electrical Engineering and Computer Science from the University of California, Berkeley, and a PhD in Computer Engineering from Carnegie Mellon University.

Jonathan Hawkins has served as our Chief Revenue Officer since April 2019. Prior to joining us, Mr. Hawkins was Senior Vice President of Business Development, Sales and Marketing for Spry Health, Inc., a healthcare data analytics provider that identifies early signs of clinical deterioration in chronically-ill patients, from October 2017 to April 2019. Mr. Hawkins was also a Founding Investor and Advisor to The Batchery, a startup incubator and accelerator. Prior to that, Mr. Hawkins was Vice President of Business Development and Sales for MedeAnalytics, Inc., from May 2016 to October 2017. From November 2015 to March 2016, Mr. Hawkins served as a consultant to Cal INDEX, a non-profit health information exchange. Mr. Hawkins holds a B.A. in International Relations from Stanford University, and an M.B.A. from Harvard Business School.

Paul Ginocchio has served as our Chief Financial Officer since July 2020. Prior to joining us, from December 2019 to June 2020, Mr. Ginocchio served as an independent strategic advisor to multiple technology companies. Mr. Ginocchio previously served as Chief Financial Officer of Brightfield Strategies LLC., a workplace data and analytics company, from January 2017 to September 2019. Prior to that, Mr. Ginocchio served as an industry consultant and interim Chief Financial Officer from September 2016 to December 2016 for various companies. From November 1998 to May 2016, Mr. Ginocchio was Lead Analyst, then Managing Director of Information & Business Services Equity Research at Deutsche Bank AG. Mr. Ginocchio holds B.A. in Economics & Business Management from North Carolina State University, and a M.B.A. in Finance from Indiana University Kelley School of Business.

Non-Employee Directors

Jennifer Carter has served as a member of our board of directors since June 2020. Since April 2015, Ms. Carter has served in various roles at McKesson Ventures, including as Vice President of Portfolio Development and Marketing from April 2015 to September 2019, and as Vice President of Venture Operations from September 2019 to June 2020, then Vice President of Portfolio Development from June 2020 to present. Ms. Carter holds a B.A. in Economics from Boston College Caroll School of Management. We believe that Ms. Carter is qualified to serve on our board of directors due to her experience in healthcare operations and venture capital.

Jason Krikorian has served as a member of our board of directors since May 2017. He is also currently General Partner at DCM, where he has served since July 2010. Prior to joining DCM, Mr. Krikorian co-founded Sling Media, Inc., a digital media and device company. Mr. Krikorian holds a B.A. in Psychology from the University of California, Berkeley, a J.D. from the University of Virginia School of Law, and a M.B.A. from the University of Virginia Darden School of Business. We believe that Mr. Krikorian is qualified to serve on our board of directors due to his expertise as an entrepreneur and venture capital investor in technology companies.

Joseph Marks, Ph.D. has served as a member of our board of directors since January 2020. He is also currently Chief Technology Officer for Weta Digital Ltd., a digital visual effects company, where he has served since September 2020. Dr. Marks is also Executive Director of the Center for Machine Learning and Health at Carnegie Mellon University, where he has served since May 2016. Dr. Marks co-founded Caboodle Technologies, Inc. in April 2018. Prior to that, Dr. Marks was Co-Founder of Upfront Analytics, LTD, based in Dublin, Ireland. Earlier in his career, Dr. Marks served as Research Scientist, then Research Director at Mitsubishi Electric Research Labs from 1993 to 2006. Dr. Marks holds an A.B. in Applied Mathematics, as well as a Master of Science and Ph.D. in Computer Science, all from Harvard University. We believe that Dr. Marks is qualified to serve on our board of directors due to his experience as an entrepreneur and technology researcher.

Gerard van Hamel Platerink has served as Chairman of our board of directors since September 2020 and has served as a member of our board of directors since April 2016. Mr. van Hamel Platerink currently serves as a Managing Director of Redmile Group, LLC (“Redmile”), a healthcare focused investment firm with offices in San Francisco, New York and Paris, which he joined in May 2012. Prior to joining Redmile, Mr. van Hamel Platerink was a Managing Director with Accuitive Medical Ventures, a healthcare venture capital firm from 2003 to 2012. Mr. van Hamel Platerink holds a B.S. in Physics from the University of St. Andrews, and an M.B.A. from University of Cambridge. We believe that Mr. van Hamel Platerink is qualified to serve on our board of directors due to his expertise as a venture capital investor, and knowledge regarding the healthcare industry.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. We believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2020.

Corporate Governance

Code of Business Conduct and Ethics

We are committed to ethical business practices and, accordingly, we have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all the members of our board of directors, officers and employees. Our Code of Conduct is available on our website at https://ir.augmedix.com/corporate-governance/governance-documents. We intend to disclose future amendments to certain portions of the Code of Conduct or waivers of such provisions granted to executive officers and directors on our website.

Appointment of Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships between any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee, and a nominating and governance committee, each of which, pursuant to its respective charter, will have the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is composed of Mr. Krakaris and Ms. Carter. Ms. Carter is the chair of our audit committee. Each member of our audit committee is financially literate. Our board of directors has determined that no member of our audit committee is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Our audit committee’s principal functions are to assist our board of directors in its oversight of:

●	selecting a firm to serve as our independent registered public accounting firm to audit our consolidated financial statements;

●	ensuring the independence of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;

●	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

●	considering the adequacy of our internal controls and internal audit function;

●	reviewing related-party transactions that are material or otherwise implicate disclosure requirements; and

●	approving, or as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Our Audit Committee does not currently satisfy the listing standards of OTCQX, and we have 90 days from the start of trading on the exchange to satisfy these requirements. Further, we will have 90 days from our initial listing on the OTCQX to meet the audit committee independence requirements of the exchange and have an audit committee comprised of a majority of the members of which are independent, as defined by the OTCQX, or we will potentially need to delist.

Compensation Committee

Our compensation committee is composed of Messrs. Krakaris, Krikorian and van Hamel Platerink. Mr. Krikorian is the chair of our compensation committee. Our compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;

●	reviewing and approving, or recommending that our board of directors approve, the terms of any compensatory agreements with our executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	administering our stock and equity incentive plans;

●	reviewing and approving, or making recommendations to our board of directors with respect to, incentive compensation and equity plans; and

●	establishing our overall compensation philosophy.

Our Compensation Committee does not currently satisfy the listing standards of Nasdaq, and therefore we are ineligible to be listed on the exchange until we satisfy these requirements.

Nominating and Governance Committee

Our nominating and governance committee is composed of Ms. Carter and Mr. van Hamel Platerink. Mr. van Hamel Platerink is the chair of our nominating and governance committee. The members of our nominating and governance committee meet the independence requirements under Nasdaq and SEC rules. Our nominating and governance committee’s principal functions include:

●	identifying and recommending candidates for membership on our board of directors;

●	recommending directors to serve on board committees;

●	reviewing and recommending to our board of directors any changes to our corporate governance principles;

●	reviewing proposed waivers of the code of conduct for directors and executive officers;

●	overseeing the process of evaluating the performance of our board of directors; and

●	advising our board of directors on corporate governance matters.

Our Nominating and Governance Committee does not currently satisfy the listing standards of Nasdaq, and therefore we are ineligible to be listed on the exchange until we satisfy these requirements.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board or compensation committee during fiscal 2019.

Non-Employee Director Compensation

In fiscal 2020, no cash or equity compensation was paid to the non-employee members of our board of directors. All compensation paid to Messrs. Krakaris and Shakil, our employee directors, are set forth below in the section titled “Executive Compensation—2020 Summary Compensation Table.” During fiscal 2020, we did not pay any fees to, make any equity awards or non-equity awards to, or pay any other compensation to the non-employee members of our board of directors. Before this Merger, we did not have a formal policy to provide any cash or equity compensation to our non-employee directors for their service on our board of directors or committees of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the year ended December 31, 2020. Our named executive officers, who are our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2020, were:

●	Emmanuel Krakaris, President, Chief Executive Officer and Secretary;

●	Jonathan Hawkins, Chief Revenue Officer; and

●	Sandra Breber, Chief Operating Officer

2020 Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for fiscal 2020.

Name and Principal Position	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Emmanuel Krakaris, President, Chief Executive Officer and Secretary	$295,833	$127,440	$210,000	$900	(3)	$634,173
Jonathan Hawkins, Chief Revenue Officer	$242,708	$22,302	$175,000	$—		$440,010
Sandra Breber, Chief Operating Officer	$242,708	$45,135	$99,000	$—		$386,843

1.	Amounts represent the aggregate grant date fair value of the stock options awarded to the named executive officer during fiscal 2020 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 9 of the notes to our consolidated financial statements hereto. Such grant-date fair market value does not take into account any forfeitures related to service-based vesting conditions that may occur. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.

2.	The amounts represent annual cash bonuses earned by Messrs. Krakaris and Hawkins and Ms. Breber based on the achievement of Company and individual performance objectives.

3.	This amount reported represents Mr. Krakaris’s vehicle allowance.

Equity Compensation

From time to time, we grant equity awards in the form of stock options to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service with us. As of December 31, 2020, each of our named executive officers held options to purchase shares of our common stock that were granted under the 2013 Plan, as set forth in the table below titled “Outstanding Equity Awards at 2020 Fiscal Year-End.”

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table presents, for each of our named executive officers, information regarding outstanding stock options as of December 31, 2020.

		Option Awards
		Number of Securities Underlying Unexercised Options
Name	Grant Date	Exercisable (#)	Unexercisable (#)	Exercise Price ($)	Expiration Date
Emmanuel Krakaris	12/6/2018(1)	554,424	277,212	$0.85	12/05/2028
	6/4/2020(2)	336,691	168,345	$0.64	6/3/2030
Jonathan Hawkins	4/18/19(3)	36,124	50,573	$0.85	4/18/2029
	6/4/2020(4)	36,825	51,555	$0.64	6/3/2030
Sandra Breber	4/18/19(5)	50,634	65,102	$0.85	4/18/2029
	6/4/2020(6)	78,254	100,613	$0.64	6/3/2030

1.	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the April 1, 2018 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date. This award is subject to double trigger vesting acceleration under certain circumstances described below in the section titled “Potential Payments upon Termination or Change in Control.”

2.	This stock option will become vested and exercisable with respect to 1/48th of the shares on the one (1) month anniversary of the April 1, 2018 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following. This award is subject to double trigger vesting acceleration under certain circumstances described below in the section title “Potential Payments upon Termination or Change in Control.”

3.	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the April 1, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date.

4.	This stock option will become vested and exercisable with respect to 1/48th of the shares on the one (1) month anniversary of the April 1, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following.

5.	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the March 25, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date.
6.	This stock option will become vested and exercisable with respect to 1/48th of the shares on the one (1) month anniversary of the March 25, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following.

Offer Letters

We have entered into offer letters with each of our named executive officers. In addition, each of our named executive officers has executed our form of standard employee invention assignment and confidentiality agreement.

Emmanuel Krakaris

In October 2018, we entered into an offer letter with Mr. Krakaris, our Chief Executive Officer and a member of our board. This offer letter provides for an annual base salary of $350,000 initially, with an increase to $400,000 upon the completion of an equity financing with (i) gross proceeds to the Company of at least $15,000,000 (including the amount of any indebtedness converted into equity in connection with such financing) and (ii) in which any investor investing at least $3,000,000 in such financing is not a prior investor in the equity and/or debt of the Company. The transactions undertaken in relation to the Merger Agreement constitute such an equity financing within the meaning of Mr. Krakaris’s offer letter. Mr. Krakaris is also eligible to receive an annual bonus with a target of 50% to a maximum of 75% of his base salary, based upon achievement of performance goals established upon the mutual agreement of Mr. Krakaris and the board of directors. Mr. Krakaris is an at-will employee and does not have a fixed employment term. He is eligible to participate in employee benefit plans, including health insurance, that we offer to our employees.

Sandra Breber

In March 2019, we entered into an offer letter with Ms. Breber, our Chief Operating Officer. This offer letter provides for an annual base salary of $275,000. Ms. Breber is also eligible for a performance bonus based upon the achievement of Company and individual goals. Ms. Breber is an at-will employee and does not have a fixed employment term. She is eligible to participate in our employee benefit plans, including health insurance, that we offer to our employees.

Jonathan Hawkins

In March 2019, we entered in an offer letter with Mr. Hawkins, our Chief Revenue Officer. This offer letter provides for an annual base salary of $275,000 and his current target sales commission opportunity is $175,000. Mr. Hawkins is also eligible for a performance bonus based upon achievement of Company and individual goals. Mr. Hawkins is an at-will employee and does not have a fixed employment term. He is eligible to participate in our employee benefit plans, including health insurance, that we offer to our employees.

Potential Payments upon Termination or Change in Control

We have entered into offer letters with each of our executive officers, including our named executive officers, which provide for the following benefits upon certain terminations as provided below:

Emmanuel Krakaris

If Mr. Krakaris is terminated by us without cause (as such term is defined in his offer letter) or resigns for good reason (as such term is defined in his offer letter), he will be eligible to receive, in exchange for a customary release of claims, (i) a lump sum severance payment of three months base salary plus (ii) three months of salary continuation.

If Mr. Krakaris’s employment is terminated by us without cause or by the executive for good reason immediately prior to or within twelve months following a change in control (as defined in the 2013 Plan), Mr. Krakaris will additionally receive, in exchange for a customary release of claims, 100% acceleration of any then-unvested equity awards, a two year post-termination exercise period in which to exercise any stock options (but not beyond the term of the options) and the ability to net exercise the stock options (with respect to the exercise price only).

Sandra Breber

If Ms. Breber is terminated for any reason, she is not entitled to any severance or equity acceleration.

Jonathan Hawkins

If Mr. Hawkins is terminated for any reason, he is not entitled to any severance or equity acceleration.

This summary is qualified in its entirety by reference to the actual text of Messrs. Krakaris and Hawkins and Ms. Breber’s offer letters, which are filed as exhibits hereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2021:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 26,859,850 shares of common stock outstanding as of March 1, 2021. Shares of common stock that a person has the right to acquire within 60 days of March 1, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Augmedix, Inc., 111 Sutter Street Suite 1300, San Francisco, CA 94104.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Entities affiliated with DCM VI, L.P. (1)	4,020,915	14.82%
McKesson Ventures LLC (2)	4,238,999	15.61%
Entities affiliated with Redmile Group, LLC (3)	14,246,125	50.25%
Mark Thompkins	1,990,000	7.41%
Directors and Named Executive Officers
Jennifer Carter (2)	-	-
Emmanuel Krakaris (4)	1,062,896	3.81%
Jason Krikorian (1)	-	-
Joseph Marks, Ph.D.	-	-
Gerard van Hamel Platerink (3)	-	-
Ian Shakil (5)	730,124	2.67%
Sandra Breber (6)	162,323	*
Jonathan Hawkins (7)	92,518	*
All expected directors and executive officers as a group (10 persons) (8)	2,081,074	7.25%

*	Represents beneficial ownership of less than 1%.

1.	Consists of (i) 3,731,418 shares of common stock held by DCM VI, L.P., (ii) 269,490 shares underlying warrants to purchase common stock held by DCM VI, L.P. and (ii) 20,007 shares of common stock held by A-Fund, L.P. Jason Krikorian, a member of our board of directors, is a general partner at DCM, which is an affiliate of DCM VI, L.P. Mr. Krikorian disclaims beneficial ownership of all shares above except to the extent of his pecuniary interest therein. The address of the above entities and Mr. Krikorian is 2420 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

2.	Consists of (i) 3,935,106 shares of common stock held by McKesson Ventures LLC, or McKesson Ventures, and (ii) 303,893 shares underlying warrants to purchase common stock held by McKesson Ventures. Jennifer Carter, a member of our board of directors, is an executive vice president and chief strategy and business development officer at McKesson Ventures. Ms. Carter disclaims beneficial ownership of all shares above except to the extent of her pecuniary interest therein. The address of McKesson Ventures and Ms. Carter is One Post Street, San Francisco CA 94104.

3.	Consists of: (i) 521,140 shares of preferred stock held by Redmile Capital Fund, LP, (ii) 687,397 shares of common stock held by Redmile Capital Offshore II Master Fund, Ltd., (iii) 161,889 shares of common stock held by Redmile Capital Offshore Master Fund, Ltd., (iv) 4,593,258 shares of common stock and a warrant to purchase 917,414 shares of common stock held by Redmile Private Investments II, L.P., (v) 32,914 shares of common stock held by Redmile Strategic Master Fund, LP, (vi) 1,758,749 shares of preferred stock and a warrant to purchase 573,384 shares common stock held by RAF, L.P., and (vii) 5,000,000 shares of common stock held by RedCo I, L.P. Redmile Group, LLC is the investment manager/adviser to each of the seven private investment vehicles listed above (collectively, the “Redmile Funds”) and, in such capacity, exercises sole voting and investment power over all of the securities of the Company held by the Redmile Funds and may be deemed to be the beneficial owner of such securities. Jeremy C. Green serves as the managing member of Redmile Group, LLC and also may be deemed to be the beneficial owner of such securities. Redmile Group, LLC, Mr. Green and Gerard van Hamel Platerink each disclaim beneficial ownership of such securities, except to the extent of its or their pecuniary interest therein, if any. The address of the above entities and persons is One Letterman Dr., Suite D3-300, San Francisco, CA 94129.

4.	Consists of 1,062,896 shares underlying options to purchase common stock that are exercisable within 60 days of March 1, 2021.

5.	Consists of 216,660 shares of common stock and 513,464 shares underlying options to purchase common stock that are exercisable within 60 days of March 1, 2021.

6.	Consists of 162,323 shares underlying options to purchase common stock that are exercisable within 60 days of March 1, 2021.

7.	Consists of 92,518 shares underlying options to purchase common stock that are exercisable within 60 days of March 1, 2021.

8.	Consists of (i) 216,660 shares of our common stock and (ii) 1,864,414 shares underlying options to purchase common stock that are exercisable within 60 days of March 1, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements discussed in the section entitled “Executive Compensation,” the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of our total assets; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under the section entitled “Executive Compensation.”

2019 Convertible Debt Financing

In August 2019, Augmedix sold an aggregate of approximately $3.3 million of Convertible Promissory Notes at an interest 6% per annum (each, a “2019 Note” and collectively, the “2019 Notes”) and a Simple Agreement for Future Equity (each, a “2019 SAFE” and collectively, the “2019 SAFEs” and together with the Notes the “2019 Convertible Securities”), which granted the holders of the 2019 Convertible Securities the right to convert those 2019 Convertible Securities into shares of Augmedix’s preferred stock at a discount upon the closing of a financing with an aggregate gross purchase price paid to Augmedix of no less than $14.7 million.

Name of Stockholder	Principal Amount
Entities affiliated with Redmile Group, LLC(1)	$1,364,000
McKesson Ventures LLC(2)	$986,455
Entities affiliated with DCM(3)	$953,078

1.	Consists of notes and one SAFE purchased by Redmile Private Investments II, L.P., and RAF, L.P., which together hold more than 5% of our outstanding capital stock. Gerard van Hamel Platerink, chairman of our board of directors, is a Managing Director and designee of Redmile.

2.	Consists of notes purchased by McKesson Ventures LLC, which holds more than 5% of our outstanding capital stock. Jennifer Carter, a member of our board of directors, is a partner and vice president of portfolio development and designee of McKesson Ventures LLC.

3.	Consists of notes purchased by DCM VI, L.P., which holds more than 5% of our outstanding capital stock. Jason Krikorian, a member of our board of directors, is a general partner and designee of DCM.

2019 Series B Convertible Preferred Stock and Warrant Financing

Between September 2019 and March 2020, Augmedix sold an aggregate of 16,067,648 shares of its 2019 Series B convertible preferred stock at a cash purchase price of approximately $1.2111 per share for an aggregate purchase price of approximately $15.8 million and a conversion price of approximately $1.08999 per share for the cancellation of approximately $3.3 million in indebtedness of 2019 Convertible Securities (the “Series B Financing”).

Kazi Shakil, the father of Ian Shakil, our Chief Strategy Officer and a member of the Board of Directors participated in the 2019 Series B Financing and purchased 20,622 shares of 2019 Series B convertible preferred stock for an aggregate purchase price of $24,975.31.

The following table summarizes the 2019 Series B convertible preferred stock purchased by affiliates of members of our board of directors and holders of more than 5% of our outstanding capital stock:

Name of Stockholder	Shares of 2019 Series B Convertible Preferred Stock	Total Purchase Price($)
Entities affiliated with Redmile Group, LLC(1)	10,865,146	$13,006,501
McKesson Ventures LLC(2)	2,282,908	$2,654,702
Entities affiliated with DCM(3)	2,031,992	$2,354,543

1.	Consists of shares purchased by Redmile Private Investments II, L.P. and RAF, L.P., which together hold more than 5% of our outstanding capital stock. Gerard van Hamel Platerink, chairman of our board of directors, is a Managing Director and designee of Redmile.

2.	Consists of shares purchased by McKesson Ventures LLC, which holds more than 5% of our outstanding capital stock. Jennifer Carter, a member of our board of directors, is a partner and vice president of portfolio development and designee of McKesson Ventures LLC.

3.	Consists of shares purchased by DCM VI, L.P., which holds more than 5% of our outstanding capital stock. Jason Krikorian, a member of our board of directors, is a general partner and designee of DCM.

Lease Agreement

Augmedix leases part of its Dhaka, Bangladesh facility from S.S. Properties, an entity which is owned by Kazi Shakil, the father of Ian Shakil, our Chief Strategy Officer and a member of the Board of Directors (“S.S. Properties”). On June 1, 2015, Augmedix entered into a lease agreement with S.S. Properties that expires on May 31, 2025 (the “First S.S. Lease”). On August 1, 2017, Augmedix entered into a second lease agreement with S.S. Properties, that expires on December 31, 2027 (the “Second S.S. Lease”). On August 1, 2017, Augmedix entered into a third lease agreement with S.S. Properties, that expires on November 30, 2027 (the “Third S.S. Lease”). On August 1, 2017, Augmedix entered into a fourth lease agreement with S.S. Properties, that expires on July 30, 2027 (the “Fourth S.S. Lease”). On July 1, 2018, Augmedix entered into a fifth lease agreement with S.S. Properties, that expires on June 30, 2028 (the “Fifth S.S. Lease”). On January 1, 2019, Augmedix entered into a sixth lease agreement with S.S. Properties, that expires on December 31, 2028 (the “Sixth S.S. Lease” and collectively with the First S.S. Lease, Second S.S. Lease, Third S.S. Lease, Fourth S.S. Lease and Fifth S.S. Lease, the “S.S. Leases”). Rent expense under the S.S. Leases approximated $287,638 and $285,204 for the fiscal years ended December 31, 2019 and 2020, respectively.

Participation in the Private Placement Offering

Between October 5, 2020 and November 13, 2020, we sold an aggregate 9,138,853 shares of common stock issued in the Offering for aggregate gross consideration of approximately $27.4 million (before deducting placement agent fees and total expenses of approximately $3.2 million) to 35 accredited investors.

Kazi Shakil, the father of Ian Shakil, our Chief Strategy Officer and a member of the Board of Directors participated in the Offering and purchased 3,333 shares of our common stock for an aggregate purchase price of $9,999.

The following table summarizes the Company Common Stock purchased by affiliates of members of our board of directors and holders of more than 5% of our outstanding Common Stock sold in the Offering:

Name of Stockholder	Shares of Common Stock purchased in Private Placement Offering	Total Purchase Price($)
Entities affiliated with Redmile Group, LLC(1)	5,000,000	$15,000,000
McKesson Ventures LLC(2)	666,666	$1,999,998
Entities affiliated with DCM(3)	666,667	$2,000,001

1.	Consists of shares purchased by RedCo I, L.P. which hold more than 5% of our outstanding capital stock. Gerard van Hamel Platerink, chairman of our board of directors, is a Managing Director and designee of Redmile.

2.	Consists of shares purchased by McKesson Ventures LLC, which holds more than 5% of our outstanding capital stock. Jennifer Carter, a member of our board of directors, is a partner and vice president of portfolio development and designee of McKesson Ventures LLC.

3.	Consists of shares purchased by DCM VI, L.P., which holds more than 5% of our outstanding capital stock. Jason Krikorian, a member of our board of directors, is a general partner and designee of DCM.

Indemnification Agreements

We will enter into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our restated bylaws will require us to indemnify our directors to the fullest extent not prohibited by DGCL. Subject to very limited exceptions, our restated bylaws will also require us to advance expenses incurred by our directors and officers.

Policies and Procedures for Related Party Transactions

Our written related party transactions policy and the charters of our audit committee and nominating and governance committee require that any transaction with a related person that must be reported under applicable rules of the SEC must be reviewed and approved or ratified by our audit committee. However, if the related party is, or is associated with, a member of the audit committee, the transaction must be reviewed and approved by our nominating and governance committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2020, fees for services provided by Raich Ende Malter & Co. LLP (“Raiche”) and Frank, Rimerman + Co. LLP (“Frank Rimerman”) were as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2020
	Raiche	Frank Rimerman	Raiche	Frank Rimerman
Fees Billed to Augmedix
Audit-fees (1)	$13,000	$152,250	$9,000	$105,000
Audit-related fees (2)	-	-	-	-
Tax fees (3)	2,000	22,450	-	39,245
Other fees (4)	-	-	-	-
Total fees (5)	$15,000	$174,700	$9,000	$144,245

(1)	“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; comfort letters, consents and assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	“Audit-related fees” includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible tax services, including technical tax advice related to federal and state income tax matters, assistance with sales tax and assistance with tax audits.
(4)	“Other fees” includes fees for services other than the services reported in audit fees, audit-related fees and tax fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee generally pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation.	8-K	000-56036	2.1	October 9, 2020
3.1	Certificate of Merger relating to the merger of Acquisition Sub with and into Augmedix, Inc., filed with the Secretary of State of the State of Delaware on October 5, 2020	8-K	000-56036	3.1	October 9, 2020
3.2	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020	8-K	000-56036	3.2	October 9, 2020
3.3	Restated Bylaws	8-K	000-56036	3.3	October 9, 2020
4.1	Warrant Agreement dated June 11, 2015, by and between Augmedix, Inc. and Comerica Bank	8-K	000-56036	4.1	October 9, 2020
4.2	Warrant Agreement dated July 28, 2017, by and between Augmedix, Inc. and Comerica Bank	8-K	000-56036	4.2	October 9, 2020
4.3	Warrant Agreement dated August 28, 2018, by and between Augmedix, Inc. and Dignity Health	8-K	000-56036	4.3	October 9, 2020
4.4	Form of 2019 Series B Warrant Agreement	8-K	000-56036	4.4	October 9, 2020
4.5	Warrant Agreement dated August 7, 2019, by and between Augmedix, Inc. and Partap Krishan Aggarwal	8-K	000-56036	4.5	October 9, 2020
4.6	Warrant Agreement dated September 3, 2019, by and between Augmedix, Inc. and Trinity Capital Fund III, L.P.	8-K	000-56036	4.6	October 9, 2020
4.7	Form of Placement Agent Warrant Agreement	8-K	000-56036	4.7	October 9, 2020
4.8	Description of Registrant’s Securities					X
4.9	Warrant Agreement dated effective March 24, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC	8-K	000-56036	4.1	March 30, 2021
10.1*	2013 Equity Incentive Plan and form of award agreements	8-K	000-56036	10.1	October 9, 2020
10.2*	2020 Equity Incentive Plan and form of award agreements	8-K	000-56036	10.2	October 9, 2020
10.3*	Offer letter, dated October 12, 2018, by and between Emmanuel Krakaris and Augmedix, Inc.	8-K	000-56036	10.3	October 9, 2020
10.4*	Offer letter, dated March 7, 2019, by and between Sandra Breber and Augmedix, Inc.	8-K	000-56036	10.4	October 9, 2020

10.5*	Offer letter, dated March 22, 2019, by and between Jonathan Hawkins and Augmedix, Inc.	S-1/A	333-251310	10.5	February 2, 2021
10.6*	Form of Indemnity Agreement (directors and executive officers)	8-K	000-56036	10.6	October 9, 2020
10.7	Form of Pre-Merger Indemnification Agreement (directors and executive officers)	8-K	000-56036	10.7	October 9, 2020
10.8	Registration Rights Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto	8-K	000-56036	10.8	October 9, 2020
10.9	Subscription Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto.	8-K	000-56036	10.9	October 9, 2020
10.10**	Master Services Agreement, dated October 1, 2019, by and between Augmedix, Inc. and IDS Infotech Limited, an Indian limited company, as amended	8-K	000-56036	10.10	October 9, 2020
10.11**	Master Services Agreement, dated February 1, 2018, by and between Augmedix, Inc. and Infosense Technologies, Pvt. Ltd. (dba OG Healthcare), an Indian limited company, as amended	8-K	000-56036	10.11	October 9, 2020
10.12**	Master Services Agreement, dated April 15, 2015, by and between Augmedix, Inc. and Sutter Health, a California nonprofit public benefit corporation, as amended	8-K	000-56036	10.12	October 9, 2020
10.13**	Services Agreement, dated September 1, 2015, by and between Augmedix, Inc. and Dignity Health, a California nonprofit public benefit corporation, as amended.	8-K	000-56036	10.13	October 9, 2020
10.14	Loan and Security Agreement, dated June 11, 2015, by and between Comerica Bank, Inc. and Augmedix, Inc., as amended	8-K	000-56036	10.14	October 9, 2020
10.15	Loan and Security Agreement, dated May 31, 2017, by and between Trinity Capital Fund III, L.P. a Delaware limited partnership and Augmedix, Inc.	8-K	000-56036	10.15	October 9, 2020
10.16	Promissory Note, dated April 5, 2020, by and between East West Bank, Inc. and Augmedix, Inc.	8-K	000-56036	10.16	October 9, 2020
10.17	Sublease Agreement, dated December 15, 2020, by and between Augmedix, Inc., and Turo Inc.	8-K	000-56036	10.1	December 21, 2020
10.18	Twelfth Amendment to Loan and Security Agreement, dated January 29, 2021, by and between Comerica Bank and Augmedix Operating Corporation	S-1/A	333-251310	10.18	February 2, 2021
10.19	Lock-Up Agreement, dated February 22, 2021, by and between Augmedix, Inc. and the parties thereto.	8-K	000-56036	10.19	February 26, 2021
10.20	Loan and Security Agreement, dated March 25, 2021, by and between Eastward Fund Management, LLC, Augmedix, Inc. and Augmedix Operating Corporation	8-K	000-56036	4.1	March 30, 2021
10.21	Intellectual Property Security Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC	8-K	000-56036	4.1	March 30, 2021
10.22	Co-Investment Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC	8-K	000-56036	4.1	March 30, 2021
21.1	Subsidiaries of the Registrant	8-K	000-56036	21.1	October 9, 2020
23.1	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature pages to Annual Report)					X

31.1	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL.	X

*	Indicates a management contract or any compensatory plan, contract or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC.

Date: March 30, 2021	By:	/s/ Emmanuel Krakaris
Emmanuel Krakaris
President, Chief Executive Officer and Secretary (principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emmanuel Krakaris and Paul Ginocchio, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emmanuel Krakaris	President, Chief Executive Officer,	March 30, 2021
Emmanuel Krakaris	Secretary and Director (Principal Executive Officer)

/s/ Paul Ginocchio	Chief Financial Officer	March 30, 2021
Paul Ginocchio	(Principal Accounting and Financial Officer)

/s/ Jennifer Carter	Director	March 30, 2021
Jennifer Carter

/s/ Jason Krikorian	Director	March 30, 2021
Jason Krikorian

/s/ Joseph Marks	Director	March 30, 2021
Joseph Marks

/s/ Ian Shakil	Director	March 30, 2021
Ian Shakil

/s/ Gerard van Hamel Platerink	Director and Chairman of the Board of Directors	March 30, 2021
Gerard van Hamel Platerink