Form 10-Q
period 2021-03-31
Augmedix, Inc.
filed 2021-05-17
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(888) 669-4885

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name on each exchange on which registered
N/A	N/A	N/A

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

There were 26,880,683 shares of the registrant’s common stock outstanding as of May 7, 2021.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	1

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2021 and 2020	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholder’s (Deficit) Equity for the Three Months ended March 31, 2021 and 2020	3

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and March 31, 2020	4

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$19,052,145	$20,762,084
Restricted cash	75,000	2,210,902
Accounts receivable, net of allowance for doubtful accounts of $9,882 at March 31, 2021 and December 31, 2020	3,880,494	2,692,540
Prepaid expenses and other current assets	1,084,456	1,103,505
Total current assets	24,092,095	26,769,031
Property and equipment, net	947,784	992,374
Restricted cash - noncurrent	209,796	—
Deposits	173,140	173,183
Total assets	$25,422,815	$27,934,588

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Note payable, current portion	$—	$2,893,667
Subordinated note payable, current portion	—	3,719,265
Accounts payable	1,004,055	258,916
Accrued expenses and other current liabilities	2,356,119	3,109,293
Deferred revenue	5,374,568	5,438,555
Customer deposits	1,052,900	1,052,900
Total current liabilities	9,787,642	16,472,596
Note payable, net of current portion	2,180,300	2,180,300
Subordinated note payable, net of current portion	—	6,158,082
Loan payable	14,384,956	—
Deferred rent, net of current portion	63,535	—
Total liabilities	26,416,433	24,810,978
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,864,058 and 26,859,850 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,686	2,686
Additional paid-in capital	87,834,496	87,051,058
Accumulated deficit	(88,782,168)	(83,877,972)
Accumulated other comprehensive loss	(48,632)	(52,162)
Total stockholders’ (deficit) equity	(993,618)	3,123,610
Total liabilities and stockholders’ (deficit) equity	$25,422,815	$27,934,588

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
	2021	2020
Revenues	$4,790,354	$3,969,961
Cost of revenues	2,665,018	2,590,174
Gross profit	2,125,336	1,379,787
Operating expenses:
General and administrative	3,529,178	2,867,793
Sales and marketing	1,573,862	1,239,028
Research and development	1,426,195	1,491,091
Total operating expenses	6,529,235	5,597,912
Loss from operations	(4,403,899)	(4,218,125)
Other income (expenses):
Interest expense	(691,547)	(356,687)
Interest income	3,969	480
Other income (expenses)	187,281	(164,014)
Total other income (expenses), net	(500,297)	(520,221)
Net loss	(4,904,196)	(4,738,346)
Other comprehensive income:
Foreign exchange translation adjustment	3,530	(705)
Total comprehensive loss	$(4,900,666)	$(4,739,051)
Net loss per share of common stock, basic and diluted	$(0.18)	$(5.67)
Weighted average shares of common stock outstanding, basic and diluted	26,861,112	835,196

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ (Deficit) Equity

(unaudited)

			Stockholders’ Deficit
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity
Balance at January 1, 2021	—	$—	26,859,850	$2,686	$87,051,058	$(83,877,972)	$(52,162)	$3,123,610
Issuance of common stock warrants	—	—	—	—	395,412	—	—	395,412
Issuance of common stock in connection with exercise of warrants	—	—	4,208	—	3,619	—	—	3,619
Stock-based compensation expense	—	—	—	—	384,407	—	—	384,407
Foreign currency translation adjustment			—	—	—	—	3,530	3,530
Net loss	—	—	—	—	—	(4,904,196)	—	(4,904,196)
Balance at March 31, 2021	—	$—	26,864,058	$2,686	$87,834,496	$(88,782,168)	$(48,632)	$(993,618)

			Stockholders’ Deficit
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity
Balance at January 1, 2020	14,639,043	$53,882,460	833,505	$83	$3,174,102	$(68,274,256)	$(41,400)	$(65,141,471)
Issuance of Series B convertible preferred stock, net of issuance costs	173,752	400,504	—	—	—	—	—	—
Exercise of common stock options	—	—	1,924	—	1,646	—	—	1,646
Stock-based compensation expense	—	—	—	—	97,308	—	—	97,308
Foreign currency translation adjustment	—	—	—	—	—	—	(705)	(705)
Net loss	—	—	—	—	—	(4,738,346)	—	(4,738,346)
Balance at March 31, 2020	14,812,795	$54,282,964	835,429	$83	$3,273,056	$(73,012,602)	$(42,105)	$(69,781,568)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,904,196)	$(4,738,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,593	217,650
Stock-based compensation	384,407	97,308
Non-cash interest expense	46,488	35,902
Change in fair value of preferred stock warrant liability	—	170,456
Non-cash portion of loss on debt extinguishment	160,895	—
Deferred rent	42,658	172,268
Changes in operating assets and liabilities:
Accounts receivable	(1,187,954)	(364,702)
Prepaid expenses and other current assets	18,883	(27,951)
Accounts payable	783,415	(31,770)
Accrued expenses and other current liabilities	(782,118)	(848,406)
Deferred revenue	(63,986)	(300,783)
Net cash used in operating activities	(5,299,915)	(5,618,374)
Cash flows from investing activities:
Purchase of property and equipment	(157,346)	(256,517)
Net cash used in investing activities	(157,346)	(256,517)
Cash flows from financing activities:
Proceeds from loan	15,000,000	—
Payment to unaccredited investors of Augmedix Operating Corporation	(21,171)	—
Repayment of notes payable	(12,965,829)	—
Proceeds from issuance of convertible notes payable	—	499,999
Payment of financing costs	(195,000)	(4,017)
Proceeds from exercise of common stock warrants	3,619	—
Proceeds from exercise of stock options	—	1,646
Net cash provided by financing activities	1,821,619	497,628
Effect of exchange rate changes on cash and restricted cash	(403)	(2,832)
Net decrease in cash and restricted cash	(3,636,045)	(5,380,095)
Cash and restricted cash at beginning of period	22,972,986	11,603,385
Cash and restricted cash at end of period	$19,336,941	$6,223,290
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$392,611	$320,785
Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants issued in connection with loan	$395,412	$—
Financing costs in accrued expenses	$37,199	$—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Augmedix, Inc. (the “Company” or “Augmedix”) (formerly known as Malo Holdings Corporation) provides virtual medical documentation services for clinicians through software compatible with off-the-shelf, mobile client devices (smartphones or Google Glass) that enables clinicians to connect to the Augmedix Service Platform (“ASP”). Through the ASP, clinicians either subscribe to the Augmedix Live service or the Notes service. Clinicians connect in real time to remotely-located documentation specialists (“RDSs”), if subscribed to Augmedix’s Live service. If subscribed to Augmedix’s Notes service, the clinician-patient’s ambient interaction is recorded and processed using ASR (auto speech recognition) then reviewed and edited by Augmedix’s RDSs. For both services, the relevant elements of the clinician-patient interaction are extracted and compiled into a comprehensive and accurate medical note that is then uploaded into the patient’s chart contained within the electronic health record system, which is a third-party software licensed by the healthcare clinic or system to manage patient charts.

Malo Holdings Corporation Merger

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

Liquidity and Going Concern

In accordance with Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.

The Company has incurred recurring losses since its inception, including net losses of $4.9 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $88.8 million. The Company has relied on debt and equity financing to fund operations to date and management expects losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. The Company believes its cash and restricted cash will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the March 31, 2021 Form 10-Q. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing, that such financing will be available on terms which are acceptable to the Company, or at all.

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

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

COVID-19 Update

The Company has been carefully monitoring the COVID-19 pandemic and its potential impact on the business and has taken important steps to help ensure the safety of the Company’s employees and to reduce the spread of COVID-19 community-wide. The Company is ensuring that essential staffing levels at the Company’s operations remain in place, including maintaining key personnel in the Company’s facilities. The Company has implemented stringent safety measures designed to create a safe and clean environment for the Company’s employees as the Company continues to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic.

2. Basis of presentation and summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by ASUs of the FASB. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix Bangladesh Limited and Augmedix Solutions Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations for the three months ended March 31, 2021 and 2020, cash flows for the three months ended March 31, 2021 and 2020, and convertible preferred stock and stockholders’ (deficit) equity for the three months ended March 31, 2021 and 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10 K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition and the valuation of the warrant liability and stock-based compensation, including the underlying fair value of the preferred and common stock. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the three months ended March 31, 2021 and 2020.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2021 and 2020 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during each of the three months ended March 31, 2021 and 2020. Revenues from the major customers accounted for 28%, 22% and 10% of revenue for the three months ended March 31, 2021, and 29%, 18% and 10% of revenue for the three months ended March 31, 2020. Accounts receivable from these three customers totaled $2,462,951 and $1,037,125 at March 31, 2021 and 2020, respectively.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility balances and to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease. The following table provides a reconciliation of the components of cash and restricted cash reported in the Company’s condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

	March 31,
	2021 (unaudited)	2020 (unaudited)
Cash	$19,052,145	$4,223,101
Restricted cash	75,000	2,000,189
Restricted cash - noncurrent	209,796	—
Total cash and restricted cash presented in the condensed consolidated statements of cash flows	$19,336,941	$6,223,290

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in 2021 or 2020.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

The Company derives its revenue through a recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial term of the contract and customer prepayments are deferred and included in the accompanying unaudited interim condensed consolidated balance sheets in deferred revenues. Revenues are recognized when the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company’s revenues are earned from customers primarily located in the U.S. After the initial term, contracts are cancellable by the customer at their discretion with a 90 day notice.

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

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the three months ended March 31, 2021 and year ended December 31, 2020:

	Three Months Ended March 31, 2021 (unaudited)	Year Ended December 31, 2020 (unaudited)
Balance, beginning of period	$5,438,555	$5,510,460
Deferral of revenue	4,726,367	16,411,279
Recognition of unearned revenue	(4,790,354)	(16,483,184)
Balance, end of period	$5,374,568	$5,438,555

Accounts receivable, net from customers was $3,880,494 and $2,692,540 as of March 31, 2021 and December 31, 2020, respectively.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Deferred revenue consists of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and is recognized as revenue as earned. As of March 31, 2021, the Company expects to recognize $5,374,568 from remaining performance obligations over the next 12 months.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock options awarded to employees and nonemployees based on the estimated fair value of the award on the grant date. The fair value of each option award is estimated using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company accounts for forfeitures of stock options as they occur.

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, the risk-free interest rate, expected dividends, and the probability of satisfying the market condition for market-condition based awards. The assumptions used in the valuation models represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $163,771 and $24,075 for the three months ended March 31, 2021 and 2020, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the three months ended March 31, 2021 and 2020.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Convertible preferred stock	—	14,812,795
Convertible preferred stock warrants	—	2,767,836
Common stock warrants	3,333,791	5,585
Stock options	6,553,893	2,862,798
	9,887,684	20,449,014

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases, (“Topic 842”). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. In June 2020, the FASB issued ASU 2020-05, which amended the effective date of Topic 842 until January 1, 2022. Upon adoption, the standard requires the use of a modified retrospective transition approach for its adoption. The Company is currently evaluating the effect Topic 842 will have on its unaudited interim condensed consolidated financial statements and related disclosures. Management expects the assets leased under operating leases, similar to the leases disclosed in Note 10 to the unaudited interim condensed consolidated financial statements, will be capitalized together with the related lease obligations on the condensed consolidated balance sheet upon the adoption of Topic 842.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

In August 2020, the FASB issued ASU Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the ASU is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption to the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, and the Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its unaudited interim condensed consolidated financial statements upon adoption.

3. Malo Holdings Corporation Merger

As described in Note 1, Private Augmedix merged with the Malo Holdings Corporation (“Malo”) in October 2020. The Merger was accounted for as a reverse recapitalization with Private Augmedix as the accounting acquirer. This determination was primarily based on the fact that subsequent to the Merger, Private Augmedix stockholders have a majority of the voting power of the combined company, Private Augmedix comprises all of the ongoing operations of the combined entity, and Private Augmedix’s senior management comprises all of the senior management of the combined company. The primary pre-combination asset of Malo was cash. Under reverse recapitalization accounting, the assets and liabilities of Malo were recorded at their historical cost and no goodwill or intangible assets were recognized.

As part of the reverse recapitalization, the Company obtained approximately $4,000 of cash and assumed payables and accruals of approximately $56,000, of which $50,000 was paid at closing. Additionally, transaction costs of approximately $753,000 consisting of legal, accounting, financial advisory and other professional fees were incurred and included in accumulated deficit as of December 31, 2020.

4. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of March 31, 2021, the fair value of the Company’s loan payable and the PPP Loan was $16,000,000 and $2,000,000, respectively. As of March 31, 2021, the carrying value of the Company loan payable and the PPP Loan was $14,384,956 and $2,180,300, respectively. The estimated fair value for the Company’s loan payable and PPP Loan was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

5. Property and Equipment

Property and equipment consists of the following:

	March 31, 2021 (unaudited)	December 31, 2020 (unaudited)
Computer hardware, software and equipment	$5,725,404	$5,557,034
Leasehold improvements	2,174,001	2,186,239
Furniture and fixtures	271,315	270,943
	8,170,720	8,014,216
Less: accumulated depreciation	(7,222,936)	(7,021,842)
Property and equipment, net	$947,784	$992,374

The Company recorded depreciation and amortization expense of $201,593 and $217,650 during the three months ended March 31, 2021 and 2020, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

	March 31, 2021 (unaudited)	December 31, 2020 (unaudited)
Accrued compensation	$1,003,102	$1,711,377
Accrued other	532,883	611,947
Accrued vendor partner liabilities	580,698	559,478
Deferred rent	—	20,877
Accrued professional fees	188,817	150,859
Accrued VAT and other taxes	50,619	54,755
	$2,356,119	$3,109,293

7. Debt

Note Payable

In June 2015, the Company entered into a loan and security agreement, as amended, (“Agreement”) with a commercial bank. The Agreement allowed for borrowings of up to $3,500,000. Outstanding borrowings under the Agreement bore interest at the prime rate of interest plus 0.5%, or 3.62% at December 31, 2020. This note payable was paid in full in March 2021 with the proceeds from the Loan Agreement and the restriction on the Company’s cash was lifted. Prior to repayment, the Company was required to maintain at least $2,000,000 in an account with and under the control of the commercial bank, that reduced in line with the loan balance once the loan balance declined below $2,000,000. As of December 31, 2020, the outstanding balance due on the note payable was $2,893,667.

Outstanding borrowings under the Agreement were secured by substantially all assets of the Company, and the Company was required to maintain certain financial and non-financial covenants. The Company was in compliance with all covenants at December 31, 2020.

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

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10,000,000. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $650,000 was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $279,757, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1,195,012 was being amortized to interest expense over the repayment term of the Sub Agreement. The Company amortized $33,921 and $35,902 of the discount to interest expense during the three months ended March 31, 2021 and 2020, respectively. At December 31, 2020, the remaining unamortized discount was $194,816. Borrowings under the Sub Agreement were paid in full in March 2021 with the proceeds from the Loan Agreement. As a result, the Company recorded a loss on debt extinguishment within interest expense totaling $246,231, which includes writing off the remaining unamortized debt discount of $160,895 plus lender fees paid to extinguish the debt.

Outstanding borrowings under the Sub Agreement were collateralized by substantially all assets of the Company and were subordinate to any outstanding borrowings under the Agreement. Borrowings under the Sub Agreement were subject to certain financial and non-financial covenants. The Company was in compliance with all covenants at December 31, 2020.

Paycheck Protection Program

On April 11, 2020, the Company entered into an original loan agreement with East West Bank as the lender for a loan in an aggregate principal amount of $2,180,300 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and implemented by the U.S. Small Business Administration. The PPP Loan matures in two years and bears interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the PPP Loan. Principal plus accrued unpaid interest is to be paid in one payment two years after the date of this note and may be prepaid by the Company at any time prior to maturity without penalty. The Company may apply for forgiveness of amounts due under the PPP Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the CARES Act based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-24 week period after the origination date of the Loan. The Company used proceeds of the Loan for payroll and other qualifying expenses. As of March 31, 2021, the outstanding balance on the PPP Loan was $2,180,300 and has been classified as a long-term liability in notes payable in the accompanying condensed consolidated balance sheet.

On November 19, 2020, the Company applied for forgiveness of the full principal amount. No assurance can be given that the Company will be granted forgiveness of the PPP Loan in whole or in part.

Loan and Security Agreement

On March 25, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastward Fund Management, LLC, as the lender (“Lender”) to establish a loan facility which provides for borrowings in the aggregate principal amount of up to $17,000,000, which are available to be drawn in two tranches. The first tranche of $15,000,000 was funded on March 31, 2021. The second tranche of $2,000,000 is available, at the Company’s request, between October 30, 2021 and November 30, 2021, provided the Company achieves certain revenue and EBITDA thresholds. Outstanding borrowings under the Loan Agreement are secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company is required to pay only interest during the first 18 months after funding of the tranche and thereafter, the Company shall repay such loan amount in 30 consecutive equal monthly installments of principal plus accrued interest. The loan facility bears an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor 3.25%, plus 8.75%. On the final repayment date, Company is also obligated to pay a final payment fee equal to seven and one-half percent (7.5%) of the amount of the applicable advance.

As of March 31, 2021, the outstanding balance on the loan has been classified as a long-term liability in the loan payable in the accompanying condensed consolidated balance sheet.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

At March 31, 2021, the future minimum payments required under the Loan Agreement, including the final payment, are as follows as of:

2021 (remaining nine months)	$—
2022	1,500,000
2023	6,000,000
2024	6,000,000
2025	1,500,000
15,000,000
End of term charge	1,125,000
16,125,000
Less unamortized debt discount	(1,740,044)
Sub agreement borrowing net of discount	14,384,956
Less current portion	—
Sub agreement borrowings, non-current portion	$14,384,956

In connection with the Loan Agreement, the Company issued the Lender warrants with a fair value of $395,412, which was recorded as a discount to the loan, to purchase up to 346,500 shares (increasing to 392,700 shares upon funding of the second tranche) of common stock that were immediately vested upon funding with an exercise price of $3.00 per share and a term of the earlier of i) March 24, 2031 and ii) the third anniversary of the Company’s listing on Nasdaq. The warrants also provide that any shares issued pursuant to the warrants are entitled to the registration rights afforded to holders of the Company’s stock, all as set forth in those certain outstanding Registration Rights Agreement dated as of October 5, 2020.

The Company recorded the final payment of $1,125,000 as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $232,199, which were recorded as a discount to the loan. The aggregate discount of $1,752,611 is being amortized to interest expense over the repayment term of the Loan and Security Agreement. The Company amortized $12,567 of the discount to interest expense during the three months ended March 31, 2021. At March 31, 2021, the remaining unamortized discount was $1,740,044.

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

8. Common Stock, Preferred Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2021.

In connection with the Merger, as discussed in Note 1, the Company issued 2,166,667 shares of common stock to the former shareholders of Malo Holdings Corporation. The Company paid $555,174 to several unaccredited investors of Private Augmedix in lieu of issuing shares. As of March 31, 2021, the Company accrued $10,356 for remaining payments to be made to unaccredited investors in lieu of issuing shares.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Common Stock Warrants

At March 31, 2021, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuance upon exercise of warrants	Exercise Price Per Warrant
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
September 2, 2029	2,767,836	$2.88
Earlier of March 24, 2031 and the third anniversary of the Company’s listing on Nasdaq	346,500	$3.00
	3,333,791

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of March 31, 2021 there were no shares of preferred stock issued or outstanding.

Convertible Preferred Stock

In connection with the Merger, as discussed in Note 1, the Company issued 14,804,274 shares of its common stock to holders of convertible preferred stock of Private Augmedix. No convertible preferred securities were outstanding as of March 31, 2021.

In February 2020, Private Augmedix raised $499,999 in cash proceeds through issuance of 173,752 shares of Series B to certain existing shareholders and warrants to purchase up to 57,338 shares of Series B at a price of $2.88 per share, are immediately exercisable and expire in September 2029. The proceeds were first allocated to the warrant liability based on an initial fair value of $95,478, with a corresponding amount recorded as a reduction in the carrying amount of the Series B. Private Augmedix incurred issuance costs of $4,017, which were recorded as a reduction of the proceeds.

Series B Convertible Preferred Stock Warrants

In August 2019, in connection with amending its Sub Agreement (Note 7), the Company issued a warrant to purchase 580,383 shares of Series B. In September and October 2019, in connection with the Series B financing and the conversion of convertible promissory notes, the Company issued warrants to purchase 2,130,115 shares of Series B. In February 2020, in connection with the Series B financing, the Company issued warrants to purchase 57,338 shares of Series B. The warrants were classified as liabilities and subject to re-remeasurement at each balance sheet date. At the Effective Time of the Merger, the warrants to purchase shares of Series B were converted to warrants to purchase 2,767,836 shares of common stock at a price of $2.88 per share are immediately exercisable and expire in September 2029. Upon completing the exchange, the warrants were eligible for equity classification and no longer subject to re-measurement.

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

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1, 2021 through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding January 1, or a number as may be determined by the Board of Directors. As of March 31, 2021, 724,640 shares remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, (unaudited)
	2021	2020
General and administrative	$217,291	$70,565
Sales and marketing	41,406	14,464
Research and development	70,599	9,505
Cost of revenues	55,111	2,774
	$384,407	$97,308

No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through March 31, 2021.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the three months ended March 31, 2021 was determined using the methods and assumptions discussed below.

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

For the three months ended March 31, 2021 and 2020, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended March 31, (unaudited)
	2021	2020
Expected term (in years)	5.8	6.3
Expected Volatility	54.5%	40.3%
Risk-free rate	0.8%	1.5%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.50 and $0.05 during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2021:

	Number of Shares under Option Plan	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	4,211,857	$0.76	8.6
Granted	2,378,915	$3.00
Exercised	—	$—
Forfeited and expired	(36,879)	$0.78
Outstanding at March 31, 2021	6,553,893	$1.58	8.6
Exercisable at March 31, 2021	2,761,490	$0.86	8.4
Vested and expected to vest at March 31, 2021	6,553,893	$1.58	8.6

There were no options exercised during the three months ended March 31, 2021. The options exercised during the three months ended March 31, 2020 had no intrinsic value. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2021 were $22,457,455 and $11,446,096, respectively. At March 31, 2021, future stock-based compensation for options granted and outstanding of $2,755,058 will be recognized over a remaining weighted-average requisite service period of 2.7 years.

Performance and Market-Based Options

In March 2021, the Company granted 727,922 stock options to the Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. The options vest based on the CEO’s continued service in addition to the following terms:

●	317,688 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for a minimum of 20 consecutive trading days. These options expire on March 3, 2031.

●	46,273 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. These options expire on March 22, 2026.

●	363,961 options vest in full when the closing price of the Company’s common stock reaches or exceeds $13.50 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. These options expire on March 22, 2026.

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. The aggregate estimated fair value of the options was $367,601. The Company recognized $5,513 in share-based expense for the three months ended March 31, 2021. As of March 31, 2021, there was $181,923 of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 2.8 years. Also, as of March 31, 2021 there is an additional $180,165 of unrecognized compensation cost which the Company will begin to recognize when it becomes probable the Company will be listed on either the New York Stock Exchange or Nasdaq.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

10. Commitments and Contingencies

Operating Leases

The Company leases its office facilities in San Francisco, California under non-cancelable operating lease agreements that expire at various dates through February 2025. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least six months. Under the terms of the operating lease agreements, the Company is responsible for certain insurance and maintenance expenses. Certain of the lease agreements contain scheduled rent increases and provide for rent-free months over the term of the leases. The related rent expense for the leases is calculated on a straight-line basis with the difference between rent expense and scheduled rent payments recorded as deferred rent. Rent expense was $231,547 and $168,199 during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, future minimum rental payments under all non-cancelable operating leases are as follows:

2021 (remaining nine months)	$275,968
2022	848,602
2023	874,060
2024	900,281
2025	150,779
Total	$3,049,690

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s  condensed consolidated financial position or results of operations. As a result, no liability related to such claims has been recorded at March 31, 2021 or 2020.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at March 31, 2021 or 2020.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

11. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 10), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $65,743 and $72,734 to the related party during the three months ended March 31, 2021 and 2020, respectively, which is included as rent expense. At March 31, 2021 and 2020, there were no amounts owed to the related party.

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Board of Directors. During the three months ended March 31, 2021 and 2020 the Company made contributions of $32,227 and $30,479, respectively, to the 401(k) plan.

13. Subsequent Events

Management has evaluated subsequent events occurring after March 31, 2021 through May 14, 2021, the date the unaudited condensed consolidated interim financial statements were available to be issued.

On April 21, 2021, the Company issued 120,000 restricted shares of common stock valued at $5.00 per share to SRAX, Inc. (“SRAX”) in consideration for annual access to its Sequire platform and other services, pursuant to the related platform account contract. The securities were issued pursuant to exemptions from registration under the Securities Act in reliance on Section 4(a)(2) thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding changes in regulatory requirements;
●	our ability to interoperate with the EHR systems of our customers;
●	our reliance on vendors;
●	our ability to attract and retain key personnel;
●	the competition to attract and retain RDSs;
●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
●	our ability to further penetrate our existing customer base;
●	our estimates regarding future revenues, capital requirements and our need for or ability to obtain additional financing to fund our operations;
●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators and real time medical note documentation services;
●	the impact of current and future laws and regulations; and
●	the ongoing impact of the COVID-19 pandemic on our business, results of operations and future growth prospects.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

Overview

Augmedix was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014.

Augmedix, Inc. (the “Company” or “Augmedix”) (formerly known as Malo Holdings Corporation) provides virtual medical documentation services for clinicians through software compatible with off-the-shelf, mobile client devices (smartphones or Google Glass) that enables clinicians to connect to the Augmedix Service Platform (“ASP”). Through the ASP, clinicians either subscribe to the Augmedix Live service or the Notes service. Clinicians connect in real time to remotely-located documentation specialists (“RDSs”), if subscribed to Augmedix’s Live service. If subscribed to Augmedix’s Notes service, the clinician-patient’s ambient interaction is recorded and processed using ASR (auto speech recognition) then reviewed and edited by Augmedix’s RDSs. For both services, the relevant elements of the clinician-patient interaction are extracted and compiled into a comprehensive and accurate medical note that is then uploaded into the patient’s chart contained within the electronic health record system, which is a third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the U.S. is provided in ambulatory or clinical environments and hospitals. We focus most of our efforts in the ambulatory/clinical segment of the patient care market. Roughly 85% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 15% consists of small practices and individual practitioners.

We have generated in excess of four million medical notes since we began offering our service and are currently delivering approximately 40,000 notes to our customers each week. We estimate that our solution saves doctors two to three hours each day which is time that they can redeploy to see more patients or improve their work-life balance. We believe the benefits to healthcare enterprises are increased productivity and higher clinician and patient satisfaction.

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

	Three Months Ended March 31,
Key Metrics	2021	2020
	(unaudited)
Average clinicians in service headcount	629	551
Average annual revenue per clinician	$30,047	$28,820
Dollar-based net revenue retention	113%	128%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service stood at 629 and 551 for the three months ended March 31, 2021 and 2020, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician increased to approximately $30,000 in the three months ended March 31, 2021, up 4% from $28,800 in the three months ended March 31, 2020 due to the reduction in service hours by clinicians caused by COVID-19 from March to June 2020.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention decreased to 113% in three months ended March 31, 2021 from 128% in three months ended March 31, 2020 with the decrease driven by the impact of the COVID-19 pandemic. Growth from existing clients has historically represented a majority of our total revenue growth.

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

The following table summarizes the results of our operations for the periods presented:

	Three months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)
Revenues	$4,790	$3,970
Cost of revenues	2,665	2,590
Gross profit	2,125	1,380
Operating expenses:
General and administrative	3,529	2,868
Sales and marketing	1,574	1,239
Research and development	1,426	1,491
Total operating expenses	6,529	5,598
Loss from operations	(4,404)	(4,218)
Other income (expenses):
Interest expense	(692)	(356)
Interest income	4	—
Other income (expenses)	188	(164)
Total other income (expenses), net	(500)	(520)
Net loss	$(4,904)	$(4,738)

Comparison for the three months ended March 31, 2021 and 2020:

Revenues

	Three Months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Revenues	$4,790	$3,970	$820	21%

Revenues increased $0.8 million to $4.8 million during the three months ended March 31, 2021, as compared to $4.0 million during the three months ended March 31, 2020. The increase was primarily attributable to a 14% increase in the average number of clinicians in service, a 4% increase in APRU due to lower service hours during the COVID pandemic in the year ago quarter, with the remaining growth due to data services revenue. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 113% in the three months ended March 31, 2021. Increases in revenue were also attributable to the addition of new Health Enterprises during the three months ended March 31, 2021. Revenue increases from new Health Enterprises, coupled with a $0.1 million increase in revenue attributable to the growth in the number of clinicians in service among our independent and small group customers, were offset by the loss of three Health Enterprises, predominantly due to the impact of COVID-19 on the financial health of those organizations.

 Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Cost of revenues	$2,665	$2,590	$75	3%

Cost of revenues increased $0.1 million to $2.7 million during the three months ended March 31, 2021, as compared to $2.6 million during the three months ended March 31, 2020. The increase was primarily attributable to increases in RDS costs as clinicians in service grew during 2021. These increases were offset by a $0.1 million decrease in customer support and third-party hosting costs resulting from our operating efficiencies. As a result of operating efficiencies in our RDS operations, cloud hosting, and customer support, our gross margin was 44.4% during the three months ended March 31, 2021, as compared to 34.8% during the three ended March 31, 2020. During the first three months of 2020 we moved from paying our Vendors an upfront fee for successfully trained RDSs to all-in pricing, which includes both amortization of expected training costs and cost of services in the monthly ongoing rates our Vendors charge us. This change improved our cash flow and better aligns our interests with those of our Vendors, which we believe will produce better overall operating leverage long-term.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
General and administrative	$3,529	$2,868	$661	23%

General and administrative expenses increased $0.6 million to $3.5 million during the three months ended March 31, 2021, as compared to $2.9 million during the three months ended March 31, 2020. The increase was primarily attributable to a $0.5 million increase in legal fees, professional fees, and incremental costs associated with being a public company. The increase was also due to a $0.1 million increase in facility related expenses due to our new lease, and from a $0.1 million increase in insurance costs. These increases were partially offset by a $0.1 million decline in operations management due to lower headcount driven by operation efficiency.

 Sales and Marketing Expenses

	Three Months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Sales and marketing	$1,574	$1,239	$335	27%

Sales and marketing expenses increased $0.3 million to $1.5 million during the three months ended March 31, 2021, as compared to $1.2 million during the three months ended March 31, 2020. The increase was primarily attributable an increase of $0.1 million in advertising spend and $0.1 million on both internal marketing headcount and outsourced marketing services. We also added headcount to our Customer Account Management team that added to a $0.1 million increase in expense.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Research and development	$1,426	$1,491	$(65)	(4)%

Research and development expenses decreased $0.1 million to $1.4 million during the three months ended March 31, 2021, as compared to $1.5 million during the three months ended March 31, 2020. The decrease was primarily attributable to a $0.3 million reduction in our training expenses for new RDSs due to our new contract terms with our vendors in how we pay for their training efforts. Engineering and product expenses increased $0.2 million mainly due to additional investments in headcount.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Interest expense	$(692)	$(356)	$(336)	94%
Interest income	4	—	4	100%
Other income (expense)	188	(164)	352	215%
	$(500)	$(520)	$20	(4)%

Our interest expense increased $0.3 million to $0.7 million during the three months ended March 31, 2021, compared to $0.4 million during the three months ended March 31, 2020. The increase was primarily attributable to a $0.2 million loss on debt extinguishment as a result of refinancing our debt.

During the three months ended March 31, 2021 we received a $0.2 million grant from the Bangladesh government for our investments and expenditures in that country. During the three months ended March 31, 2020 we recognized $0.2 million of expense due to the warrant liability revaluation. Subsequent to the Merger, the warrants were eligible for equity classification and no longer subject to re-measurement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from private sales of common stock, preferred stock previous to 2020, and cash from borrowings under various facilities, which are further described below. As of March 31, 2021, we had cash resources of $19.3 million which includes $0.3 million of restricted cash to secure our credit card facility balances and to collateralize a letter of credit in the name of our landlord pursuant to a certain operating lease. Since Private Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private sale of over $130 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2021 of $88.8 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our recent debt refinancing and cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the March 31, 2021 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2021 (unaudited)	2020 (unaudited)
Cash (used in) provided by:
Operating activities	$(5,300)	$(5,618)
Investing activities	(157)	(257)
Financing activities	1,821	498
Effects of exchange rate changes on cash and restricted cash	—	(3)
Net decrease in cash and restricted cash	$(3,636)	$(5,380)

Operating Activities

Cash used in operating activities was $5.3 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively. Cash used in operating activities during the three months ended March 31, 2021 principally resulted from our net loss of $4.9 million, which includes non-cash charges of $0.8 million, and increases in working capital of $1.2 million. Cash used in operating activities for the three months ended March 31, 2020 principally resulted from our net loss of $4.7 million, which includes non-cash charges of $0.7 million, and increases in working capital of $1.6 million.

Investing Activities

Cash used in investing activities was $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 of $1.8 million principally resulted from $15.0 million in debt proceeds which was offset by $13.0 million in repayment of the existing debt agreements and $0.2 million in payments for financing costs related to the new debt arrangement.

Cash provided by financing activities during the three months ended March 31, 2020 of $0.5 million principally resulted from proceeds from the issuance of our convertible promissory notes of $0.5 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2021:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	18,295	—	11,170	7,125	—
Operating lease obligations	3,050	276	1,723	1,051
Total	$21,345	$276	$12,893	$8,176	$—

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, have not materially changed.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered sales of equity securities and use of proceeds.

Recent Issuances of Unregistered Securities

On April 21, 2021, we issued 120,000 restricted shares of common stock valued at $5.00 per share to SRAX, Inc. (“SRAX”) in consideration for annual access to its Sequire platform and other services, pursuant to the related platform account contract. The securities were issued pursuant to exemptions from registration under the Securities Act in reliance on Section 4(a)(2) thereof. SRAX represented that it was an accredited investor and is acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 3. Defaults upon senior securities.

Not applicable.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

4.1	Warrant Agreement dated effective March 24, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.1	Twelfth Amendment to Loan and Security Agreement, dated January 29, 2001, by and between Comerica Bank and Augmedix Operating Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2021).
10.2	Lock-Up Agreement, dated February 22, 2021, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 26, 2021).
10.3	Loan and Security Agreement, dated March 25, 2021, by and between Eastward Fund Management, LLC, Augmedix, Inc. and Augmedix Operating Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.4	Intellectual Property Security Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.5	Co-Investment Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: May 13, 2021	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

