Form 10-K/A
period 2020-12-31
Augmedix, Inc.
filed 2021-06-30
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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

The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (June 30, 2020), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided. On March 29, 2021, shares of the registrant’s common stock were cleared for trading on the OTCQX Best Market in the United States under the symbol AUGX. The number of shares of Registrant’s Common Stock outstanding as of June 29, 2021 was 27,092,826.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the annual period ended December 31, 2020 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, is solely to revise the Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-K to include the language of paragraph 4(b) as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page, this Explanatory Note, Item 8, Item 9A, Item 15, the Signature Page, Exhibit 23.1, Exhibits 31.1 and 31.2 and Exhibits 32.1 and Exhibits 32.2.  No other changes have been made to the Form 10-K as filed with the SEC on March 31, 2021. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

1

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm					X
31.1	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2020 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC.

Date: June 30, 2021	By:	/s/ Emmanuel Krakaris
Emmanuel Krakaris
President, Chief Executive Officer and Secretary (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emmanuel Krakaris	President, Chief Executive Officer,	June 30, 2021
Emmanuel Krakaris	Secretary and Director (Principal Executive Officer)

/s/ Paul Ginocchio	Chief Financial Officer	June 30, 2021
Paul Ginocchio	(Principal Accounting and Financial Officer)

*	Director	June 30, 2021
Jennifer Carter

*	Director	June 30, 2021
Jason Krikorian

*	Director	June 30, 2021
Joseph Marks

*	Director	June 30, 2021
Ian Shakil

*	Director and Chairman of the Board of Directors	June 30, 2021
Gerard van Hamel Platerink
Director
Margie Traylor

*By:	/s/ Paul Ginocchio
Paul Ginocchio
Attorney-in-Fact

3