Form 10-Q/A
period 2021-03-31
Augmedix, Inc.
filed 2021-06-30
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

There were 27,092,826 shares of the registrant’s common stock outstanding as of June 29, 2021.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the quarterly period ended March 31, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021, is solely to revise the Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-Q to include the language of paragraph 4(b) as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page, this Explanatory Note, Item 1, Item 4, Item 6, the Signature Page, Exhibits 31.1 and 31.2 and Exhibits 32.1 and Exhibits 32.2.  No other changes have been made to the Form 10-Q as filed with the SEC on May 17, 2021. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

PART II-OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: June 30, 2021	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: June 30, 2021	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)