Form 10-Q
period 2021-06-30
Augmedix, Inc.
filed 2021-08-10
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 27,120,369 shares of the registrant’s common stock outstanding as of August 5, 2021.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	As of June 30,	As of December 31,
(in thousands, except share data)	2021	2020
Assets
Current assets:
Cash	$16,353	$20,762
Restricted cash	125	2,211
Accounts receivable, net of allowance for doubtful accounts of $10 at June 30, 2021 and December 31, 2020	3,775	2,693
Prepaid expenses and other current assets	1,457	1,104
Total current assets	21,710	26,770
Property and equipment, net	964	992
Restricted cash, non-current	207	—
Deposits	69	173
Total assets	$22,950	$27,935

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Note payable, current portion	$—	$2,894
Subordinated note payable, current portion	—	3,719
Accounts payable	1,221	259
Accrued expenses and other current liabilities	2,826	3,109
Deferred revenue	5,885	5,439
Customer deposits	747	1,053
Total current liabilities	10,679	16,473
Note payable, net of current portion	2,180	2,180
Subordinated note payable, net of current portion	—	6,158
Loan payable	14,529	—
Deferred rent, net of current portion	254	—
Total liabilities	27,642	24,811
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 27,110,934 and 26,859,850 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	88,773	87,051
Accumulated deficit	(93,419)	(83,878)
Accumulated other comprehensive loss	(49)	(52)
Total stockholders’ (deficit) equity	(4,692)	3,124
Total liabilities and stockholders’ (deficit) equity	$22,950	$27,935

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$5,173	$3,725	$9,963	$7,695
Cost of revenues	2,761	2,195	5,426	4,785
Gross profit	2,412	1,530	4,537	2,910
Operating expenses:
General and administrative	3,220	2,276	6,749	5,144
Sales and marketing	1,728	819	3,302	2,058
Research and development	1,499	985	2,925	2,476
Total operating expenses	6,447	4,080	12,976	9,678
Loss from operations	(4,035)	(2,550)	(8,439)	(6,768)
Other income (expenses):
Interest expense	(605)	(439)	(1,296)	(795)
Interest income	3	3	7	3
Other income (expenses)	—	27	187	(137)
Total other income (expenses), net	(602)	(409)	(1,102)	(929)
Net loss	$(4,637)	$(2,959)	$(9,541)	$(7,697)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1)	(11)	3	(12)
Total comprehensive loss	$(4,638)	$(2,970)	$(9,538)	$(7,709)
Net loss per share of common stock, basic and diluted	$(0.17)	$(3.54)	$(0.35)	$(9.21)
Weighted average shares of common stock outstanding, basic and diluted	27,020,437	835,429	26,941,215	835,313

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ (Deficit) Equity

(unaudited)

			Stockholders’ (Deficit) Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	—	$—	26,859,850	$3	$87,051	$(83,878)	$(52)	$3,124
Issuance of common stock warrants	—	—	—	—	395	—	—	395
Issuance of common stock in connection with exercise of warrants	—	—	4,208	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	384	—	—	384
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(4,904)	—	(4,904)
Balance at March 31, 2021	—	$—	26,864,058	$3	$87,834	$(88,782)	$(48)	$(993)
Issuance of common stock to service provider	—	—	120,000	—	600	—	—	600
Exercise of common stock options	—	—	126,876	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	239	—	—	239
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(4,637)	—	(4,637)
Balance at June 30, 2021	—	$—	27,110,934	$3	$88,773	$(93,419)	$(49)	$(4,692)

			Stockholders’ Deficit
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2020	14,639,043	$53,882	833,505	$—	$3,174	$(68,274)	$(41)	$(65,141)
Issuance of Series B convertible preferred stock, net of issuance costs	173,752	401	—	—	—	—	—	—
Exercise of common stock options	—	—	1,924	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	97	—	—	97
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(4,738)	—	(4,738)
Balance at March 31, 2020	14,812,795	$54,283	835,429	$—	$3,273	$(73,012)	$(42)	$(69,781)
Stock-based compensation expense	—	—	—	—	295	—	—	295
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(2,959)	—	(2,959)
Balance at June 30, 2020	14,812,795	$54,283	835,429	$—	$3,568	$(75,971)	$(53)	$(72,456)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(9,541)		$(7,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367		432
Stock-based compensation	623		392
Non-cash interest expense	190		164
Change in fair value of preferred stock warrant liability	—		186
Non-cash portion of loss on debt extinguishment	161		—
Deferred rent	233		(104)
Changes in operating assets and liabilities:
Accounts receivable	(1,082)		(613)
Prepaid expenses and other current assets	351		(98)
Accounts payable	635		(131)
Accrued expenses and other current liabilities	(236)		(475)
Deferred revenue	446		(608)
Net cash used in operating activities	(7,853)		(8,552)
Cash flows from investing activities:
Purchase of property and equipment	(318)		(315)
Net cash used in investing activities	(318)		(315)
Cash flows from financing activities:
Proceeds from loan	15,000		—
Payment to unaccredited investors of Augmedix Operating Corporation	(22)		—
Repayment of notes payable	(12,966)		—
Proceeds of notes payable	—		2,180
Proceeds from issuance of convertible notes payable	—		500
Payment of financing costs	(232)		(4)
Proceeds from exercise of common stock warrants	4		—
Proceeds from exercise of stock options	100		2
Net cash provided by financing activities	1,884		2,678
Effect of exchange rate changes on cash and restricted cash	(1)		(3)
Net decrease in cash and restricted cash	(6,288)		(6,192)
Cash and restricted cash at beginning of period	22,973		11,603
Cash and restricted cash at end of period	$16,685		$5,411
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$830		$708
Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants issued in connection with loan	$395		$—
Fair value of common stock issued to service provider	$600	$
Property, plant, and equipment in accounts payable	$21		$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Augmedix, Inc .

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

The Company has incurred recurring losses since its inception, including net losses of $4.6 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $9.5 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $93.4 million. The Company has relied on debt and equity financing to fund operations to date and management expects losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. The Company believes its cash and restricted cash will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the June 30, 2021 Form 10-Q. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing, that such financing will be available on terms which are acceptable to the Company, or at all.

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

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization characterized COVID  -19 as a global pandemic. The COVID-19 pandemic has forced international, federal, state, and local governments to enforce prohibitions of non-essential activities. The Company first saw the impact of COVID-19 in the first quarter of 2020. The extent and duration of the adverse impact of COVID-19 on the Company over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on the Company’s business. As a result, the Company took a number of actions in 2020 in response to adverse impacts on its consolidated operating results, and financial condition.

As the impact of COVID-19 continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

2. Basis of presentation and summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standard Updates (“ASUs”) of the FASB. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix Bangladesh Limited and Augmedix Solutions Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020, cash flows for the six months ended June 30, 2021 and 2020, and convertible preferred stock and stockholders’ (deficit) equity for the three and six months ended June 30, 2021 and 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on June 30, 2021.

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

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the U.S. Dollar   using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the three and six months ended June 30, 2021 and 2020.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2021 and 2020 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the three and six months ended June 30, 2021. Revenues from these major customers accounted for 24%, 23% and 11% of revenue for the three months ended June 30, 2021 and 26%, 22% and 11% of revenue for the six months ended June 30, 2021. Accounts receivable from these customers totaled $0.1 million, $1.1 million, and $0.3 million at June 30, 2021. The Company had two major customers during the three and six months ended June 30, 2020. Revenues from these major customers accounted for 28% and 18% of revenue for the three months ended June 30, 2020 and 27% and 19% of revenue for the six months ended June 30, 2020. Accounts receivable from these customers totaled $0.8 million and $0.6 million at June 30, 2020.

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

	June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)
Cash	$16,353	$3,411
Restricted cash	125	2,000
Restricted cash, non-current	207	—
Total cash and restricted cash presented in the condensed consolidated statements of cash flows	$16,685	$5,411

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

The Company derives its revenue through a recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial term of the contract and customer prepayments are deferred and included in the accompanying unaudited interim condensed consolidated balance sheets in deferred revenues. Revenues are recognized when the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company’s revenues are earned from customers located only in the U.S. After the initial term, contracts are cancellable by the customer at their discretion with a 90 day notice.

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

The Company also generates revenue from data service projects, which includes projects to complete certain tasks or provide other services to customers. These services represent separate performance obligations which are recognized as revenue as the services are performed.

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the six months ended June 30, 2021 and year ended December 31, 2020:

(in thousands)	Six Months Ended June 30, 2021 (unaudited)	Year Ended December 31, 2020 (unaudited)
Balance, beginning of period	$5,439	$5,510
Deferral of revenue	10,409	16,412
Recognition of unearned revenue	(9,963)	(16,483)
Balance, end of period	$5,885	$5,439

Accounts receivable, net from customers was $3.8 million and $2.7   million as of June 30, 2021 and December 31, 2020, respectively.

Deferred revenue consists of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and is recognized as revenue as earned. As of June 30, 2021, the Company expects to recognize $5.9 million from remaining performance obligations over the next 12 months.

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

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock prior to the Merger (Note 1), the expected life of the options, stock price volatility, the risk-free interest rate, expected dividends, and the probability of satisfying the market condition for market-condition based awards. The assumptions used in the valuation models represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. In April 2021, the Company issued 120,000 shares of common stock with a fair value of $0.6 million to a service provider as payment for advertising services to be performed over a one-year period. As of June 30, 2021, the remaining unamortized advertising costs of $0.5 million is included in prepaid expenses and other current assets. Advertising expenses incurred by the Company were $0.2 million and $23,000 for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $47,000 for the six months ended June 30, 2021 and 2020, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the six months ended June 30, 2021 and 2020.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30, 2021 (unaudited)	June 30, 2020 (unaudited)
Convertible preferred stock	—	14,812,795
Convertible preferred stock warrants	—	2,767,836
Common stock warrants	3,333,791	5,585
Stock options	6,365,965	4,465,548
	9,699,756	22,051,764

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases, (“Topic 842”). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. In June 2020, the FASB issued ASU 2020-05, which amended the effective date of Topic 842 until January 1, 2022. Upon adoption, the standard requires the use of a modified retrospective transition approach for its adoption. The Company is currently evaluating the effect Topic 842 will have on its consolidated financial statements and related disclosures. Management expects the assets leased under operating leases, similar to the leases disclosed in Note 10 to the unaudited interim condensed consolidated financial statements, will be capitalized together with the related lease obligations on the condensed consolidated balance sheet upon the adoption of Topic 842  .

In August 2020, the FASB issued ASU Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the ASU is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2021 , including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022   and early adoption is permitted. The Company does not intend on early adopting, but is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

As part of the reverse recapitalization, the Company obtained approximately $4,000 of cash and assumed payables and accruals of approximately $56,000, of which $50,000 was paid at closing. Additionally, transaction costs of approximately $0.8 million consisting of legal, accounting, financial advisory and other professional fees were incurred and included in accumulated deficit as of December 31, 2020.

4. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of June 30, 2021, the fair value of the Company’s loan payable and the PPP Loan was $16.1 million and $2.0 million, respectively. As of June 30, 2021, the carrying value of the Company loan payable and the PPP Loan was $14.5 million and $2.2 million, respectively. The estimated fair value for the Company’s loan payable and PPP Loan was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

5. Property and Equipment, net

Property and equipment, net   consists of the following:

(in thousands)	June 30, 2021 (unaudited)	December 31, 2020 (unaudited)
Computer hardware, software and equipment	$5,893	$5,557
Leasehold improvements	2,184	2,186
Furniture and fixtures	272	271
	8,349	8,014
Less: accumulated depreciation	(7,385)	(7,022)
Property and equipment, net	$964	$992

The Company recorded depreciation and amortization expense of $0.2 million during each of the three months ended June 30, 2021 and 2020 and $0.4 million during each of the six months ended June 30, 2021 and 2020.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	June 30, 2021 (unaudited)	December 31, 2020 (unaudited)
Accrued compensation	$1,556	$1,711
Accrued other	466	612
Accrued vendor partner liabilities	627	559
Deferred rent	—	21
Accrued professional fees	125	151
Accrued VAT and other taxes	52	55
	$2,826	$3,109

7. Debt

Note Payable

In June 2015, the Company entered into a loan and security agreement, as amended, (“Agreement”) with a commercial bank. The Agreement allowed for borrowings of up to $3.5 million. Outstanding borrowings under the Agreement bore interest at the prime rate of interest plus 0.5%, or 3.62% at December 31, 2020. This note payable was paid in full in March 2021 with the proceeds from the Loan Agreement and the restriction on the Company’s cash was lifted. Prior to repayment, the Company was required to maintain at least $2.0 million in an account with and under the control of the commercial bank, that reduced in line with the loan balance once the loan balance declined below $2.0 million. As of December 31, 2020, the outstanding balance due on the note payable was $2.9 million.

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

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10.0 million. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $0.7 million was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $0.3 million, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1.2 million was being amortized to interest expense over the repayment term of the Sub Agreement. At December 31, 2020, the remaining unamortized discount was $0.2 million. The Company amortized $34,000 and $36,000 of the discount to interest expense during the three months ended March 31, 2021 and 2020, respectively. Borrowings under the Sub Agreement were paid in full in March 2021 with the proceeds from the Loan Agreement. As a result, the Company recorded a loss on debt extinguishment within interest expense totaling $0.2 million, which includes writing off the remaining unamortized debt discount of $0.2 million plus lender fees paid to extinguish the debt.

Outstanding borrowings under the Sub Agreement were collateralized by substantially all assets of the Company and were subordinate to any outstanding borrowings under the Agreement. Borrowings under the Sub Agreement were subject to certain financial and non-financial covenants. The Company was in compliance with all covenants at December 31, 2020.

Paycheck Protection Program (PPP Loan)

On April 11, 2020, the Company entered into an original loan agreement with East West Bank as the lender for a loan in an aggregate principal amount of $2.2 million (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and implemented by the U.S. Small Business Administration. The PPP Loan matures in two years and bears interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the PPP Loan. Principal plus accrued unpaid interest is to be paid in one payment two years after the date of this note and may be prepaid by the Company at any time prior to maturity without penalty. The Company may apply for forgiveness of amounts due under the PPP Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the CARES Act based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-24 week period after the origination date of the Loan. The Company used proceeds of the Loan for payroll and other qualifying expenses. As of June 30, 2021, the outstanding balance on the PPP Loan was $2.2 million and has been classified as a long-term liability in notes payable in the accompanying condensed consolidated balance sheet.

On November 19, 2020, the Company applied for forgiveness of the full principal amount. On August 9, 2021, the Company received notification that the full amount of the PPP Loan and accrued interest was forgiven.

Loan and Security Agreement

On March 25, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastward Fund Management, LLC, as the lender (“Lender”) to establish a loan facility which provides for borrowings in the aggregate principal amount of up to $17.0 million, which are available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. The second tranche of $2.0 million is available, at the Company’s request, between October 30, 2021 and November 30, 2021, provided the Company achieves at least $6,000,000 in revenue and a maximum EBITDA loss of $4,800,000 in each case for the third fiscal quarter of 2021. Outstanding borrowings under the Loan Agreement are secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company is required to pay only interest during the first 18 months after funding of the tranche and thereafter, the Company shall repay such loan amount in 30 consecutive equal monthly installments of principal plus accrued interest. The loan facility bears an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor 3.25%, plus 8.75%. On the final repayment date, Company is also obligated to pay a final payment fee equal to seven and one-half percent (7.5%) of the amount of the applicable advance.

As of June 30, 2021, the outstanding balance on the loan has been classified as a long-term liability in the loan payable in the accompanying condensed consolidated balance sheet.

At June 30, 2021, the future minimum payments required under the Loan Agreement, including the final payment, are as follows as of (in thousands):

(in thousands)
2021 (remaining six months)	$—
2022	1,500
2023	6,000
2024	6,000
2025	1,500
15,000
End of term charge	1,125
16,125
Less unamortized debt discount	(1,596)
Loan Agreement borrowing net of discount	14,529
Less current portion	—
Loan Agreement borrowings, non-current portion	$14,529

In connection with the Loan Agreement, the Company issued the Lender warrants with a fair value of $0.4 million, which was recorded as a discount to the loan, to purchase up to 346,500 shares (increasing to 392,700 shares upon funding of the second tranche) of common stock that were immediately vested upon funding with an exercise price of $3.00 per share and a term of the earlier of i) March 24, 2031 and ii) the third anniversary of the Company’s listing on Nasdaq. The warrants also provide that any shares issued pursuant to the warrants are entitled to the registration rights afforded to holders of the Company’s stock, all as set forth in those certain outstanding Registration Rights Agreement dated as of October 5, 2020.

The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million is being amortized to interest expense over the repayment term of the Loan and Security Agreement. The Company amortized $0.1 million and $0.2 million of the discount to interest expense during the three months and six months ended June 30, 2021, respectively. At June 30, 2021, the remaining unamortized discount was $1.6 million.

The Company and Lender also entered into a Co-Investment Agreement, which grants to the Lender and its affiliates a right to purchase in the Company’s future private equity financings up to a total $3.0 million (if the Company only draws the first tranche) or $3.4 million (if the Company draws the second tranche) at the same per share purchase price and terms as other investors in such private equity financings.

8. Common Stock, Preferred Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2021.

In connection with the Merger, as discussed in Note 1, the Company issued 2,166,667 shares of common stock to the former shareholders of Malo Holdings Corporation. The Company paid $0.6 million to several unaccredited investors of Private Augmedix in lieu of issuing shares. As of June 30, 2021, the Company accrued $7,000 for remaining payments to be made to unaccredited investors in lieu of issuing shares.

Common Stock Warrants

At June 30, 2021, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuance upon exercise of warrants	Exercise Price Per Warrant
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
September 2, 2029	2,767,836	$2.88
Earlier of March 24, 2031 and the third anniversary of the Company’s listing on Nasdaq	346,500	$3.00
	3,333,791

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of June 30, 2021 there were no shares of preferred stock issued or outstanding.

Convertible Preferred Stock

In February 2020, Private Augmedix raised $0.5 million in cash proceeds through issuance of 173,752 shares of Series B to certain existing shareholders and warrants to purchase up to 57,338 shares of Series B at a price of $2.88 per share, are immediately exercisable and expire in September 2029. The proceeds were first allocated to the warrant liability based on an initial fair value of $0.1 million with a corresponding amount recorded as a reduction in the carrying amount of the Series B. Private Augmedix incurred issuance costs of $4,000, which were recorded as a reduction of the proceeds.

In connection with the Merger, as discussed in Note 1, the Company issued 14,804,274 shares of its common stock to holders of convertible preferred stock of Private Augmedix. No convertible preferred securities were outstanding as of June 30, 2021 and December 31, 2020.

Series B Convertible Preferred Stock Warrants

In August 2019, in connection with amending its Sub Agreement (Note 7), the Company issued a warrant to purchase 580,383 shares of Series B. In September and October 2019, in connection with the Series B financing and the conversion of convertible promissory notes, the Company issued warrants to purchase 2,130,115 shares of Series B. In February 2020, in connection with the Series B financing, the Company issued warrants to purchase 57,338 shares of Series B. The warrants were classified as liabilities and subject to re-remeasurement at each balance sheet date. At the Effective Time of the Merger, the warrants to purchase shares of Series B were converted to warrants to purchase 2,767,836 shares of common stock at a price of $2.88 per share, are immediately exercisable and expire in September 2029. Upon completing the exchange, the warrants were eligible for equity classification and no longer subject to re-measurement.

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

The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1, 2021 through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding January 1, or a number as may be determined by the Board of Directors. As of June 30, 2021, 441,411 shares remained available for grant under the 2020 Plan. At the Company’s annual meeting of stockholders held on July 1, 2021, the Company’s stockholders approved of an amendment and restatement of the 2020 Plan which increased the number of shares of common stock available for issuance under the 2020 Plan by 643,761 shares.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(in thousands)	2021	2020	2021	2020
General and administrative	$174	$219	$391	$290
Sales and marketing	16	38	57	52
Research and development	42	30	113	40
Cost of revenues	7	8	62	11
	$239	$295	$623	$393

No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through June 30, 2021.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the six months ended June 30, 2021   was determined using the methods and assumptions discussed below.

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

For the six months ended June 30, 2021 and 2020, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, (unaudited)
	2021	2020
Expected term (in years)	5.8	5.7
Expected Volatility	54.5%	43.0%
Risk-free rate	0.8%	0.6%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.50 and $0.11 during the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2021:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	4,211,857	$0.76	8.6
Granted	2,378,915	$3.00
Exercised	(154,902)	$0.81
Forfeited and expired	(69,905)	$1.36
Outstanding at June 30, 2021	6,365,965	$1.59	8.40
Exercisable at June 30, 2021	2,939,225	$0.93	8.18
Vested and expected to vest at June 30, 2021	5,955,731	$1.49	8.60

There were 126,876 options exercised during the six months ended June 30, 2021. The options exercised during the six months ended June 30, 2021 had an intrinsic value of $0.5 million. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2021 were $27.1 million and $14.5 million, respectively. At June 30, 2021, future stock-based compensation for options granted and outstanding of $2.3 million will be recognized over a remaining weighted-average requisite service period of 2.6 years.

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

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $10,000 and $16,000 in share-based expense for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was $0.2 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 2.5 years. Also, as of June 30, 2021 there is an additional $0.2 million of unrecognized compensation cost which the Company will begin to recognize when it becomes probable the Company will be listed on either the New York Stock Exchange or Nasdaq.

10. Commitments and Contingencies

Operating Leases

The Company leases its office facilities in San Francisco, California under non-cancelable operating lease agreements that expire at various dates through February 2025. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least six months. Under the terms of the operating lease agreements, the Company is responsible for certain insurance and maintenance expenses. Certain of the lease agreements contain scheduled rent increases and provide for rent-free months over the term of the leases. The related rent expense for the leases is calculated on a straight-line basis with the difference between rent expense and scheduled rent payments recorded as deferred rent. Rent expense was $0.1 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, future minimum rental payments under all non-cancelable operating leases are as follows:

(in thousands)
2021 (remaining six months)	$276
2022	849
2023	874
2024	900
2025	151
Total	$3,050

Cloud Computing Services

In June 2021, the Company entered into a noncancellable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of June 30, 2021, the services have not commenced.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated interim financial position or results of operations. As a result, no liability related to such claims has been recorded at June 30, 2021 or 2020, respectively.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at June 30, 2021 or 2020.

11. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 10), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million and $0.1 million to the related party during the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.1 million to the related party during the six months ended June 30, 2021 and 2020, respectively, which is included as rent expense. At June 30, 2021 and 2020, the amounts owed to the related party were $7,000 and $0, respectively.

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Board of Directors. During the three months ended June 30, 2021 and 2020 the Company made contributions of $23,000 and $16,000, respectively, and $0.1 million and $46,000 for the six months ended June 30, 2021 and 2020, respectively, to the 401(k) plan.

13. Subsequent Events

Management has evaluated subsequent events occurring after June 30, 2021 through August 10, 2021, the date the unaudited condensed consolidated interim financial statements were available to be issued.

Stock Option Grants

In July 2021, the Company granted 237,803 stock options with a weighted average exercise price of $ 4.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on June 30, 2021.

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

Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding changes in regulatory requirements;

●	our ability to interoperate with the EHR systems of our customers;

●	our reliance on Vendors (as defined below);

●	our ability to attract and retain key personnel;

●	the competition to attract and retain RDSs;

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators and real time medical note documentation services;

●	our belief that our change in all-in pricing with Vendors will produce better overall operating leverage long-term;

●	the impact of current and future laws and regulations; and

●	the ongoing impact of the COVID-19 pandemic on our business, results of operations and future growth prospects.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Patient care in the U.S. is provided in ambulatory or clinical environments and hospitals. We focus most of our efforts in the ambulatory/clinical segment of the patient care market, although we recently started offering services into the emergency department of hospitals. Roughly 85% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 15% consists of small practices and individual practitioners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Key Metrics	2021	2020	2021	2020
	(unaudited)		(unaudited)
Average clinicians in service headcount	700	530	665	541
Average annual revenue per clinician	$29,100	$27,900	$29,500	$28,300
Dollar-based net revenue retention	129%	111%	120%	119%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service stood at 700 and 530 for the three months ended June 30, 2021 and 2020, respectively, and 665 and 541 for the six months ended June 30, 2021 and 2020, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician increased to $29,100 in the three months ended June 30, 2021, up 4% from $27,900 in the three months ended June 30, 2020 due to the reduction in service hours by clinicians caused by COVID-19 from March to June 2020. The average annual revenue per clinician increased to $29,500 in the six months ended June 30, 2021, up 4% from $28,300 in the six months ended June 30, 2020 due to the reduction in service hours by clinicians caused by COVID-19 from March to June 2020, which was partially offset by the increase in mix in Notes clinicians in this six month period versus a year ago, as revenue from Notes clinicians is lower than revenue from Live clinicians.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 129% in three months ended June 30, 2021 from 111% in three months ended June 30, 2020 with the increase driven mainly by the impact of the COVID-19 pandemic in the year ago period. Growth from existing clients has historically represented a majority of our total revenue growth despite losing three Health Enterprises in 2020 due to COVID-19. Our annual dollar-based net revenue retention was flat at 120% in six months ended June 30, 2021 from 119% in six months ended June 30, 2020.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are subject to a 90-day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients is infrequent. In fiscal 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients nor have we lost any year to date in 2021. We lost three Health Enterprise clients in fiscal 2020, with the COVID-19 pandemic being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as ensuring adequate Wi-Fi capability of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning RDSs, obtaining EHR credentials for the RDSs and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

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

Our gross profit varies by RDS center. We plan to focus on and grow the operations of the RDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation, such as Notebuilder, to reduce the level of effort required by RDSs. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. Our new all-in pricing with Vendors will create some gross margin headwinds as will when the Bangladesh RDSs return to the office as we will incur higher transportation and food costs. The level and timing of investment in these areas, plus the mix of RDS centers, could affect our cost of revenues in the future.

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

Other Income (Expenses)

Other income (expenses) consists primarily of the change in the fair value of warrants. Included in other income (expenses) is the change in the fair value of the warrants to purchase shares of 2019 Series B convertible preferred stock which were classified as liabilities and were subject to re-measurement at each balance sheet date until consummation of the Merger whereby the warrants were exchanged for warrants to receive shares of our common stock. Upon completing the exchange, the warrants were eligible for equity classification and no longer subject to re-measurement. Also included in other income (expense) are foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Revenues	$5,173	$3,725	$9,963	$7,695
Cost of revenues	2,761	2,195	5,426	4,785
Gross profit	2,412	1,530	4,537	2,910
Operating expenses:
General and administrative	3,220	2,276	6,749	5,144
Sales and marketing	1,728	819	3,302	2,058
Research and development	1,499	985	2,925	2,476
Total operating expenses	6,447	4,080	12,976	9,678
Loss from operations	(4,035)	(2,550)	(8,439)	(6,768)
Other income (expenses):
Interest expense	(605)	(439)	(1,296)	(795)
Interest income	3	3	7	3
Other income (expenses)	—	27	187	(137)
Total other income (expenses), net	(602)	(409)	(1,102)	(929)
Net loss	$(4,637)	$(2,959)	$(9,541)	$(7,697)

Comparison for the three months ended June 30, 2021 and 2020:

Revenues

	Three Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Revenues	$5,173	$3,725	$1,448	39%

Revenues increased 39%, or $1.4 million, to $5.2 million during the three months ended June 30, 2021, as compared to $3.7 million during the three months ended June 30, 2020. The increase was primarily attributable to a 32% increase in the average number of clinicians in service, a 4% increase in average revenue per unit (“ARPU”) due to lower service hours during the COVID pandemic in the year ago quarter, with the remaining growth due to data services revenue. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 129% in the three months ended June 30, 2021. Revenue increased $0.3 million due to the addition of new Health Enterprises during the three months ended June 30, 2021, while the growth in the number of clinicians in service among our independent and small group customers added $0.2 million to revenue. This was partially offset by a less than $0.2 million revenue loss from three Health Enterprises, predominantly due to the impact of COVID-19 on the financial health of those organizations

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Cost of revenues	$2,761	$2,195	$566	26%

Cost of revenues increased $0.6 million to $2.8 million during the three months ended June 30, 2021, as compared to $2.2 million during the three months ended June 30, 2020. The increase was attributable to a $0.6 million increase in RDS costs as clinicians in service grew during 2021. The write-off of a lease provision associated with our previous office space lowered our cost of revenue by $0.08 million in the three months ended June 30, 2021. As a result of operating efficiencies in our RDS operations, cloud hosting, and customer support, our gross margin was 46.6% during the three months ended June 30, 2021, as compared to 41.1% during the three ended June 30, 2020. During the first three months of 2020 we moved from paying our Vendors an upfront fee for successfully trained RDSs to all-in pricing, which includes both amortization of expected training costs and cost of services in the monthly ongoing rates our Vendors charge us. This change improved our cash flow and better aligns our interests with those of our Vendors, which we believe will produce better overall operating leverage long-term.

General and Administrative Expenses

	Three Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
General and administrative	$3,220	$2,276	$944	41%

General and administrative expenses increased $0.9 million to $3.2 million during the three months ended June 30, 2021, as compared to $2.3 million during the three months ended June 30, 2020. The increase was primarily attributable to a $0.4 million increase in legal fees, professional fees, and incremental costs associated with being a public company. The increase was also due to a $0.1 million increase in facility related expenses due to our new lease, a $0.1 million increase in insurance costs, and a $0.4 million increase due to COVID related temporary salary reductions taken during the three months ended June 30, 2020. The remaining increases consists of $0.1 million in people operations due to increased headcount to support our larger employee base and recruiting needs.  General and administrative expenses in the three months ended June 30, 2021 were lowered by $0.1 million due to the write-off of a lease provision associated with our previous office lease and a $0.2 million gain as a result of negotiated reduction of previously invoiced transaction-related expenses.

 Sales and Marketing Expenses

	Three Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Sales and marketing	$1,728	$819	$909	111%

Sales and marketing expenses increased $0.9 million to $1.7 million during the three months ended June 30, 2021, as compared to $0.8 million during the three months ended June 30, 2020. The largest part was the $0.5 million increase in expense was due to higher bookings performance driving higher commission accruals, in addition to increased headcount in both our Customer Account Management and Sales teams. The increase was also attributable to an increase of $0.1 million in advertising spend and $0.3 million on both internal marketing headcount and outsourced marketing services. Sales and marketing expenses in the three months ended June 30, 2021 were lowered by $0.04 million due to the write-off of a lease provision associated with our previous office lease.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Research and development	$1,499	$985	$514	52%

Research and development expenses increased $0.5 million to $1.5 million during the three months ended June 30, 2021, as compared to $1.0 million during the three months ended June 30, 2020. The increase was attributable to $0.3 million of headcount investment into our engineering and product departments and $0.2 million was attributable to salary reductions and furloughs that occurred in the second quarter of 2020.  Research and development expenses in the three months ended June 30, 2021 were lowered by $0.05 million due to the write-off of a lease provision associated with our previous office lease.

Other Income (Expenses)

	Three Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Interest expense	$(605)	$(439)	$(166)	38%
Interest income	3	3	—	0%
Other income (expenses), net	—	27	(27)	(100)%
	$(602)	$(409)	$(193)	47%

Our interest expense increased $0.2 million to $0.6 million during the three months ended June 30, 2021, compared to $0.4 million during the three months ended June 30, 2020. The increase was primarily attributable $0.2 million of non-cash interest expense from the newly issued debt facility.

Comparison for the six months ended June 30, 2021 and 2020:

Revenues

	Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Revenues	$9,963	$7,695	$2,268	29%

Revenues increased 29%, or $2.3 million, to $10.0 million during the six months ended June 30, 2021, as compared to $7.7 million during the six months ended June 30, 2020. The increase was primarily attributable to a 23% increase in the average number of clinicians in service, a 4% increase in ARPU due to lower service hours during the COVID pandemic in the year ago quarter, with the remaining growth due to data services revenue. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 120% in the six months ended June 30, 2021. Increases in revenue of $0.5 million were also attributable to the addition of new Health Enterprises during the six months ended June 30, 2021. The growth in the number of clinicians in service among our independent and small group customers added $0.3 million in revenue but was offset by the loss of $0.4 million of revenue from three Health Enterprises, predominantly due to the impact of COVID-19 on the financial health of those organizations.

 Cost of Revenues and Gross Margin

	Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Cost of revenues	$5,426	$4,785	$641	13%

Cost of revenues increased $0.6 million to $5.4 million during the six months ended June 30, 2021, as compared to $4.8 million during the six months ended June 30, 2020. The increase was primarily attributable to a $0.8 million increase in RDS costs as clinicians in service grew during 2021. These increases were offset by a $0.1 million decrease in customer support and third-party hosting costs resulting from our operating efficiencies. The write-off of a lease provision associated with our previous office lease lowered our cost of revenue by $0.1 million in the six months ended June 30, 2021. As a result of operating efficiencies in our RDS operations, cloud hosting, and customer support, our gross margin was 45.5% during the six months ended June 30, 2021, as compared to 37.8% during the six ended June 30, 2020. During the first six months of 2020 we moved from paying our Vendors an upfront fee for successfully trained RDSs to all-in pricing, which includes both amortization of expected training costs and cost of services in the monthly ongoing rates our Vendors charge us. This change improved our cash flow and better aligns our interests with those of our Vendors, which we believe will produce better overall operating leverage long-term.

General and Administrative Expenses

	Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
General and administrative	$6,749	$5,144	$1,605	31%

General and administrative expenses increased $1.6 million to $6.7 million during the six months ended June 30, 2021, as compared to $5.1 million during the six months ended June 30, 2020. The increase was primarily attributable to a $1.1 million increase in legal fees, professional fees, and incremental costs associated with being a public company and a $0.4 million increase due to COVID related temporary salary reductions taken in the three months ending June 30, 2020. The increase was also due to a $0.1 million increase in facility related expenses due to our new lease, and from a $0.3 million increase in insurance costs. These increases were partially offset by a $0.1 million decline in operations management due to lower headcount driven by operation efficiency.  General and administrative expenses in the six months ended June 30, 2021 were lowered by $0.1 million due to the write-off of a lease provision associated with our previous office lease and a $0.2 million gain as a result of negotiated reduction of previously invoiced transaction-related expenses.

 Sales and Marketing Expenses

	Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Sales and marketing	$3,302	$2,058	$1,244	60%

Sales and marketing expenses increased $1.2 million to $3.2 million during the six months ended June 30, 2021, as compared to $2.0 million during the six months ended June 30, 2020. The increase was primarily attributable to $0.6 million of additional salary related expense due to increased headcount in both our Customer Account Management and Sales teams in addition to higher commissions due to growing bookings. The increase was also attributable to an increase of $0.3 million in advertising spend, a $0.3 million increase in both internal marketing headcount and outsourced marketing services. Sales and marketing expenses in the six months ended June 30, 2021 were lowered by $0.04 million due to the write-off of a lease provision associated with our previous office lease.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Research and development	$2,925	$2,476	$449	18%

Research and development expenses increased $0.4 million to $2.9 million during the six months ended June 30, 2021, as compared to $2.5 million during the six months ended June 30, 2020. The increase was primarily attributable to a $0.7 million investment into engineering and product headcount offset by a $0.3 million reduction in our training expenses for new RDSs due to our new contract terms with our Vendors in how we pay for their training efforts, despite significantly increased numbers of clinicians going into service. Research and development expenses in the six months ended June 30, 2021 were lowered by $0.05 million due to the write-off of a lease provision associated with our previous office lease.

Other Income (Expenses)

	Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Interest expense	$(1,296)	$(795)	$(501)	63%
Interest income	7	3	4	133%
Other income (expenses), net	187	(137)	324	(236)%
	$(1,102)	$(929)	$(173)	19%

Our interest expense increased $0.5 million to $1.3 million during the six months ended June 30, 2021, compared to $0.8 million during the six months ended June 30, 2020. The increase was primarily attributable to a $0.2 million loss on debt extinguishment as a result of refinancing our debt and an increase of $0.3 million in interest expense from the new debt facility.

During the six months ended June 30, 2021 we received a $0.2 million grant from the Bangladesh government for our investments and expenditures in that country. During the six months ended June 30, 2020 we recognized $0.2 million of expense due to the warrant liability revaluation. Subsequent to the Merger, the warrants were eligible for equity classification and no longer subject to re-measurement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from private sales of common stock, preferred stock previous to 2020, and cash from borrowings under various facilities, which are further described below. As of June 30, 2021, we had cash resources of $16.7 million. Since Private Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private sale of over $130 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2021 of $93.4 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our recent debt refinancing and cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the June 30, 2021 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)
Cash (used in) provided by:
Operating activities	$(7,853)	$(8,552)
Investing activities	(318)	(315)
Financing activities	1,884	2,678
Effects of exchange rate changes on cash and restricted cash	(1)	(3)
Net decrease in cash and restricted cash	$(6,288)	$(6,192)

Operating Activities

Cash used in operating activities was $7.9 million and $8.6 million for the six months ended June 30, 2021 and 2020, respectively. Cash used in operating activities during the six months ended June 30, 2021 principally resulted from our net loss of $9.5 million, which includes non-cash charges of $1.6 million, and decreases in working capital of $0.1 million. Cash used in operating activities for the six months ended June 30, 2020 principally resulted from our net loss of $7.7 million, which includes non-cash charges of $1.2 million, and increases in working capital of $2.0 million.

Investing Activities

Cash used in investing activities was $0.3 million for the six months ended June 30, 2021 and 2020. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 of $1.9 million principally resulted from $15.0 million in debt proceeds and $0.1 million of proceeds from exercise of stock options which was offset by $13.0 million in repayment of the existing debt agreements and $0.2 million in payments for financing costs related to the new debt arrangement.

Cash provided by financing activities during the six months ended June 30, 2020 of $2.7 million principally resulted from proceeds from the issuance of our convertible promissory notes and PPP Loan for the amounts of $0.5 million and $2.2 million, respectively.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2021:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	18,295	—	11,170	7,125	—
Operating lease obligations	3,050	276	1,723	1,051
Total	$21,345	$276	$12,893	$8,176	$—

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K/A for the year ended December 31, 2020, filed with the SEC on June 30, 2021, have not materially changed.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have elected to early adopt certain new accounting standards, as described in Note 2 of our unaudited interim consolidated financial statements. As a result, these interim financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited interim financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on June 30, 2021. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

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

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: August 10, 2021	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)