Form 10-Q
period 2021-09-30
Augmedix, Inc.
filed 2021-11-09
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name on each exchange on which registered
Common Stock, $0.0001 par value per share	AUGX	The Nasdaq Stock Market LLC

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

There were 37,158,404 shares of the registrant’s common stock outstanding as of November 1, 2021.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2021 and 2020	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholder’s (Deficit) Equity for the Three and Nine Months ended September 30, 2021 and 2020	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020	4

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4.	Controls and Procedures.	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Mine Safety Disclosures.	38

Item 5.	Other Information.	38

Item 6.	Exhibits.	39

SIGNATURES		40

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (Unaudited)

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	As of September 30,	As of December 31,
(in thousands, except share data)	2021	2020
Assets
Current assets:
Cash	$10,786	$20,762
Restricted cash	125	2,211
Accounts receivable, net of allowance for doubtful accounts of $10 at September 30, 2021 and December 31, 2020	5,542	2,693
Prepaid expenses and other current assets	1,201	1,104
Total current assets	17,654	26,770
Property and equipment, net	972	992
Restricted cash, non-current	207	—
Deferred offering costs	208	—
Deposits	69	173
Total assets	$19,110	$27,935

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Note payable, current portion	$—	$2,894
Subordinated note payable, current portion	—	3,719
Accounts payable	1,370	259
Accrued expenses and other current liabilities	3,469	3,109
Deferred revenue	5,708	5,439
Customer deposits	747	1,053
Total current liabilities	11,294	16,473
Note payable, net of current portion	—	2,180
Subordinated note payable, net of current portion	—	6,158
Loan payable	14,684	—
Deferred rent, net of current portion	296	—
Total liabilities	26,274	24,811
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 27,134,285 and 26,859,850 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	89,157	87,051
Accumulated deficit	(96,278)	(83,878)
Accumulated other comprehensive loss	(46)	(52)
Total stockholders’ (deficit) equity	(7,164)	3,124
Total liabilities and stockholders’ (deficit) equity	$19,110	$27,935

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$5,625	$4,245	$15,588	$11,940
Cost of revenues	3,092	2,368	8,518	7,153
Gross profit	2,533	1,877	7,070	4,787
Operating expenses:
General and administrative	3,238	3,336	9,987	8,480
Sales and marketing	2,157	887	5,459	2,945
Research and development	1,810	1,009	4,735	3,485
Total operating expenses	7,205	5,232	20,181	14,910
Loss from operations	(4,672)	(3,355)	(13,111)	(10,123)
Other income (expenses):
Interest expense	(589)	(402)	(1,885)	(1,197)
Interest income	1	—	8	3
Forgiveness of PPP loan	2,180	—	2,180	—
Other income (expenses)	221	(359)	408	(496)
Total other income (expenses), net	1,813	(761)	711	(1,690)
Net loss	$(2,859)	$(4,116)	$(12,400)	$(11,813)
Other comprehensive income (loss):
Foreign exchange translation adjustment	3	3	6	(9)
Total comprehensive loss	$(2,856)	$(4,113)	$(12,394)	$(11,822)
Net loss per share of common stock, basic and diluted	$(0.11)	$(4.93)	$(0.46)	$(14.14)
Weighted average shares of common stock outstanding, basic and diluted	27,123,885	835,696	27,002,774	835,441

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ (Deficit) Equity

(unaudited)

			Stockholders’ (Deficit) Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	—	$—	26,859,850	$3	$87,051	$(83,878)	$(52)	$3,124
Issuance of common stock warrants	—	—	—	—	395	—	—	395
Issuance of common stock in connection with exercise of warrants	—	—	4,208	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	384	—	—	384
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(4,904)	—	(4,904)
Balance at March 31, 2021	—	$—	26,864,058	$3	$87,834	$(88,782)	$(48)	$(993)
Issuance of common stock to service provider	—	—	120,000	—	600	—	—	600
Exercise of common stock options	—	—	126,876	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	239	—	—	239
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(4,637)	—	(4,637)
Balance at June 30, 2021	—	$—	27,110,934	$3	$88,773	$(93,419)	$(49)	$(4,692)
Exercise of common stock options	—	—	23,351	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	371	—	—	371
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(2,859)	—	(2,859)
Balance at September 30, 2021	—	$—	27,134,285	$3	$89,157	$(96,278)	$(46)	$(7,164)

			Stockholders’ Deficit
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2020	14,639,043	$53,882	833,505	$—	$3,174	$(68,274)	$(41)	$(65,141)
Issuance of Series B convertible preferred stock, net of issuance costs	173,752	401	—	—	—	—	—	—
Exercise of common stock options	—	—	1,924	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	97	—	—	97
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(4,738)	—	(4,738)
Balance at March 31, 2020	14,812,795	$54,283	835,429	$—	$3,273	$(73,012)	$(42)	$(69,781)
Stock-based compensation expense	—	—	—	—	295	—	—	295
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(2,959)	—	(2,959)
Balance at June 30, 2020	14,812,795	$54,283	835,429	$—	$3,568	$(75,971)	$(53)	$(72,456)
Exercise of common stock options	—	—	606	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	99	—	—	99
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(4,116)	—	(4,116)
Balance at September 30, 2020	14,812,795	$54,283	836,035	$—	$3,667	$(80,087)	$(50)	$(76,470)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(12,400)	$(11,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523	646
Stock-based compensation	994	491
Non-cash interest expense	346	246
Change in fair value of preferred stock warrant liability	—	766
Non-cash portion of loss on debt extinguishment	161	—
Forgiveness of PPP loan	(2,180)	—
Deferred rent	355	(157)
Changes in operating assets and liabilities:
Accounts receivable	(2,849)	(271)
Prepaid expenses and other current assets	502	44
Security Deposits	104	—
Accounts payable	942	(361)
Accrued expenses and other current liabilities	229	454
Deferred revenue	269	(344)
Customer Deposits	(306)	—
Net cash used in operating activities	(13,310)	(10,299)
Cash flows from investing activities:
Purchase of property and equipment	(423)	(427)
Net cash used in investing activities	(423)	(427)
Cash flows from financing activities:
Proceeds from loan	15,000	—
Payment to unaccredited investors of Augmedix Operating Corporation	(22)	—
Repayment of notes payable	(12,966)	—
Proceeds of notes payable	—	2,180
Proceeds from issuance of convertible notes payable	—	500
Payment of financing costs	(232)	(129)
Payment of offering costs in relation to equity issuance	(16)	—
Proceeds from exercise of common stock warrants	4	—
Proceeds from exercise of stock options	113	2
Net cash provided by financing activities	1,881	2,553
Effect of exchange rate changes on cash and restricted cash	(3)	(1)
Net decrease in cash and restricted cash	(11,855)	(8,174)
Cash and restricted cash at beginning of period	22,973	11,603
Cash and restricted cash at end of period	$11,118	$3,429
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,290	$942
Supplemental schedule of non-cash investing and financing activities:
Deferred offering costs in accounts payable and accrued expenses	$192	$810
Fair value of warrants issued in connection with loan	$395	$—
Fair value of common stock issued to service provider	$600	$—
Property, plant, and equipment in accounts payable	$83	$—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Augmedix, Inc. (the “Company” or “Augmedix”) (formerly known as Malo Holdings Corporation) is a leading digital health platform that offers virtual medical documentation and live clinical support to large healthcare systems and physician practices, supporting medical offices, clinics, hospitals, emergency departments and telemedicine practices nationwide. The Company’s Ambient Automation Platform (“AAP”) converts the natural conversation between physicians and patients into timely and comprehensive medical notes and provides a suite of related services. The medical note is generated using Augmedix’s proprietary platform, which incorporates structured data models, automatic speech recognition (“ASR”) and natural language processing and is overseen by trained medical documentation specialists (“MDS”). Augmedix saves physicians up to 3 hours per day, improves productivity by as much as 20%, and increases satisfaction with work-life balance by over 40%.

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

The Company has incurred recurring losses since its inception, including net losses of $2.9 million and $4.1 million for the three months ended September 30, 2021, and 2020, respectively, and $12.4 million and $11.8 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $96.3 million. The Company has relied on debt and equity financing to fund operations to date and management expects losses and negative cash flows to continue, primarily as a result of continued sales and marketing efforts and investment in research and development. The Company believes its cash and restricted cash, along with the completed underwritten public offering on October 28, 2021 more fully disclosed in Note 13, will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the September 30, 2021, Form 10-Q. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing, that such financing will be available on terms which are acceptable to the Company, or at all.

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

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization characterized COVID-19 as a global pandemic. The COVID-19 pandemic has forced international, federal, state, and local governments to enforce prohibitions of non-essential activities. The Company first saw the impact of COVID-19 in the first quarter of 2020. The extent and duration of the adverse impact of COVID-19 on the Company over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on the Company’s business. As a result, the Company took a number of actions in 2020 in response to adverse impacts on its consolidated operating results and financial condition, which included both temporary salary reductions and furloughs.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and convertible preferred stock and stockholders’ (deficit) equity for the three and nine months ended September, 2021 and 2020. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on June 30, 2021.

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

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the U.S. Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the three and nine months ended September 30, 2021, and 2020.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2021 and 2020 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the three and nine months ended September 30, 2021. Revenues from these major customers accounted for 23%, 20% and 12% of revenue for the three months ended September 30, 2021, and 24%, 21% and 11% of revenue for the nine months ended September 30, 2021. Accounts receivable from these customers totaled $0.3 million, $1.4 million, and $0.8 million, respectively, at September 30, 2021. The Company had three major customers during the three and nine months ended September 30, 2020. Revenues from these major customers accounted for 30%, 20% and 10% of revenue for the three months ended September 30, 2020, and 29%, 19% and 10% of revenue for the nine months ended September 30, 2020. Accounts receivable from these customers totaled $0.9 million, $0.4 million and $0.3 million, respectively, at September 30, 2020.

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

	September 30,
(in thousands)	2021	2020
	(unaudited)	(unaudited)
Cash	$10,786	$1,429
Restricted cash	125	2,000
Restricted cash, non-current	207	—
Total cash and restricted cash presented in the condensed consolidated statements of cash flows	$11,118	$3,429

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process common equity financings as deferred offering costs until such financings are consummated (Note 13). After consummation of the equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. At September 30, 2021, deferred offering costs were $0.2 million. There were no deferred offering costs at December 31, 2020.

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

Deferred Revenue and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the nine months ended September 30, 2021, and year ended December 31, 2020:

(in thousands)	Nine Months Ended September 30, 2021 (unaudited)	Year Ended December 31, 2020 (unaudited)
Balance, beginning of period	$5,439	$5,510
Deferral of revenue	15,857	16,412
Recognition of unearned revenue	(15,588)	(16,483)
Balance, end of period	$5,708	$5,439

Accounts receivable, net from customers was $5.5 million and $2.7 million as of September 30, 2021 and December 31, 2020, respectively.

Deferred revenue consists of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and is recognized as revenue as earned. As of September 30, 2021, the Company expects to recognize $5.7 million from remaining performance obligations over the next 12 months.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. In April 2021, the Company issued 120,000 shares of common stock with a fair value of $0.6 million to a service provider as payment for advertising services to be performed over a one-year period. As of September 30, 2021, the remaining unamortized advertising costs of $0.4 million is included in prepaid expenses and other current assets. Advertising expenses incurred by the Company were $0.3 million and $39,000 for the three months ended September 30, 2021, and 2020, respectively, and $0.7 million and $77,000 for the nine months ended September 30, 2021 and 2020, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the three and nine months ended September 30, 2021, and 2020.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2021	2020
	(unaudited)	(unaudited)

Convertible preferred stock	—	14,812,795
Convertible preferred stock warrants	—	2,767,836
Common stock warrants	3,333,791	5,585
Stock options	6,574,323	4,466,136
	9,908,114	22,052,352

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company does not intend on early adopting but is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

4. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of September 30, 2021, the fair value of the Company’s loan payable was $16.1 million. As of September 30, 2021, the carrying value of the Company loan payable was $14.7 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

5. Property and Equipment, net

Property and equipment, net consists of the following:

(in thousands)	September 30, 2021 (unaudited)	December 31, 2020 (unaudited)
Computer hardware, software and equipment	$6,056	$5,557
Leasehold improvements	2,181	2,186
Furniture and fixtures	271	271
	8,508	8,014
Less: accumulated depreciation	(7,536)	(7,022)
Property and equipment, net	$972	$992

The Company recorded depreciation and amortization expense of $0.2 million during each of the three months ended September 30, 2021, and 2020 and $0.5 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	September 30, 2021 (unaudited)	December 31, 2020 (unaudited)
Accrued compensation	$1,969	$1,711
Accrued other	432	612
Accrued vendor partner liabilities	669	559
Deferred rent	80	21
Accrued professional fees	268	151
Accrued VAT and other taxes	51	55
	$3,469	$3,109

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

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10.0 million. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $0.7 million was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $0.3 million, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1.2 million was being amortized to interest expense over the repayment term of the Sub Agreement. At December 31, 2020, the remaining unamortized discount was $0.2 million. The Company amortized $0 and $83,000 of the discount to interest expense during the three months ended September 30, 2021, and 2020, respectively, and $34,000 and $0.2 million for the nine months ended September 30, 2021, and 2020, respectively.

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

On November 19, 2020, the Company applied for forgiveness of the full principal amount. On August 9, 2021, the Company received notification that the full amount of the PPP Loan and accrued interest was forgiven. As a result, the Company recorded a gain from the forgiveness of the PPP Loan in the condensed consolidated statements of operations and comprehensive loss during the three months ended September 30, 2021.

Loan and Security Agreement

On March 25, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastward Fund Management, LLC, as the lender (“Lender”) to establish a loan facility which provides for borrowings in the aggregate principal amount of up to $17.0 million, which are available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. The second tranche of $2.0 million is available, at the Company’s request, between October 30, 2021, and November 30, 2021, provided the Company achieves at least $6.0 million in revenue and a maximum EBITDA loss of $4.8 million, in each case for the third fiscal quarter of 2021. Outstanding borrowings under the Loan Agreement are secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company is required to pay only interest during the first 18 months after funding of the tranche and thereafter, the Company shall repay such loan amount in 30 consecutive equal monthly installments of principal plus accrued interest. The loan facility bears an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor 3.25%, plus 8.75%. On the final repayment date, Company is also obligated to pay a final payment fee equal to seven and one-half percent (7.5%) of the amount of the applicable advance.

As of September 30, 2021, the outstanding balance on the loan has been classified as a long-term liability in the loan payable in the accompanying condensed consolidated balance sheet.

At September 30, 2021, the future minimum payments required under the Loan Agreement, including the final payment, are as follows as of (in thousands):

(in thousands)
2021 (remaining three months)	$—
2022	1,500
2023	6,000
2024	6,000
2025	1,500
15,000
End of term charge	1,125
16,125
Less unamortized debt discount	(1,441)
Loan Agreement borrowing net of discount	14,684
Less current portion	—
Loan Agreement borrowings, non-current portion	$14,684

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

The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million is being amortized to interest expense over the repayment term of the Loan and Security Agreement. The Company amortized $0.1 million and $0.3 million of the discount to interest expense during the three months and nine months ended September 30, 2021, respectively. At September 30, 2021, the remaining unamortized discount was $1.4 million.

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

8. Common Stock, Preferred Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2021.

In connection with the Merger, as discussed in Note 1, the Company issued 2,166,667 shares of common stock to the former shareholders of Malo Holdings Corporation. The Company paid $0.6 million to several unaccredited investors of Private Augmedix in lieu of issuing shares. As of September 30, 2021, the Company accrued $7,000 for remaining payments to be made to unaccredited investors in lieu of issuing shares.

Common Stock Warrants

At September 30, 2021, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuance upon exercise of warrants	Exercise Price Per Warrant
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
September 2, 2029	2,767,836	$2.88
October 28, 2024	346,500	$3.00
	3,333,791

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

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

In connection with the Merger, as discussed in Note 1, the Company issued 14,804,274 shares of its common stock to holders of convertible preferred stock of Private Augmedix. No convertible preferred securities were outstanding as of September 30, 2021, and December 31, 2020.

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

9. Equity Incentive Plan

At the Effective Time of the Merger, the Company assumed Private Augmedix’s 2013 Equity Incentive Plan (“2013 Plan”). Options granted under the Plan may be incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). ISOs may be granted only to Company employees and directors. NSOs, SARs and RSAs may be granted to employees, directors, advisors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. No shares of restricted stock, no stock appreciation rights and no RSUs were granted under the 2013 Plan after August 31, 2020.

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

The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1, 2021 through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding January 1, or a number as may be determined by the Board of Directors. As of September 30, 2021, 454,838 shares remained available for grant under the 2020 Plan. At the Company’s annual meeting of stockholders held on July 1, 2021, the Company’s stockholders approved of an amendment and restatement of the 2020 Plan which increased the number of shares of common stock available for issuance under the 2020 Plan by 643,761 shares.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(in thousands)	2021	2020	2021	2020
General and administrative	$258	$69	$649	$359
Sales and marketing	31	18	88	70
Research and development	68	9	181	48
Cost of revenues	14	3	76	14
	$371	$99	$994	$491

No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through September 30, 2021.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the nine months ended September 30, 2021, was determined using the methods and assumptions discussed below.

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

For the nine months ended September 30, 2021, and 2020, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, (unaudited)
	2021	2020
Expected term (in years)	5.8	5.0
Expected Volatility	54.4%	38.1%
Risk-free rate	0.8%	0.5%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.61 and $0.10 during the nine months ended September 30, 2021, and 2020, respectively.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2021:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	4,211,857	$0.76	8.6
Granted	2,642,172	$3.16
Exercised	(180,405)	$0.82
Forfeited and expired	(99,301)	$1.65
Outstanding at September 30, 2021	6,574,323	$1.71	8.2
Exercisable at September 30, 2021	3,312,725	$0.99	8.0
Vested and expected to vest at September 30, 2021	6,164,089	$1.62	8.4

There were 180,405 options exercised during the nine months ended September 30, 2021. The options exercised during the nine months ended September 30, 2021, had an intrinsic value of $0.6 million. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2021, were $23.3 million and $14.1 million, respectively. At September 30, 2021, future stock-based compensation for options granted and outstanding of $2.6 million will be recognized over a remaining weighted-average requisite service period of 2.6 years.

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

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $22,000 and $38,000 in share-based expenses for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there was $0.1 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 2.3 years. Also, as of September 30, 2021, there is an additional $0.2 million of unrecognized compensation cost which the Company will begin to recognize over a weighted average period of 4.4 years beginning on the date the Company is listed on the Nasdaq (Note 13). If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

10. Commitments and Contingencies

Operating Leases

The Company leases its office facilities in San Francisco, California under non-cancelable operating lease agreements that expire at various dates through February 2025. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least six months. Under the terms of the operating lease agreements, the Company is responsible for certain insurance and maintenance expenses. Certain of the lease agreements contain scheduled rent increases and provide for rent-free months over the term of the leases. The related rent expense for the leases is calculated on a straight-line basis with the difference between rent expense and scheduled rent payments recorded as deferred rent. Rent expense was $0.2 million during each of the three months ended September 30, 2021, and 2020, and $0.5 million during the nine months ended September 30, 2021 and 2020.

As of September 30, 2021, future minimum rental payments under all non-cancelable operating leases are as follows:

(in thousands)
2021 (remaining three months)	$207
2022	849
2023	874
2024	900
2025	151
Total	$2,981

Cloud Computing Services

In June 2021, the Company entered into a noncancellable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of September 30, 2021, the Company has spent approximately $0.1 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated interim financial position or results of operations. As a result, no liability related to such claims has been recorded at September 30, 2021 or 2020, respectively.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at September 30, 2021 or 2020.

11. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 10), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million to the related party during each of the three months ended September 30, 2021, and 2020, and $0.3 million to the related party during each of the nine months ended September 30, 2021 and 2020, which is included as rent expense. At September 30, 2021 and 2020, the amounts owed to the related party were $4,000 and $0, respectively.

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Board of Directors. During the three months ended September 30, 2021, and 2020 the Company made contributions of $25,000 and $17,000, respectively, and $80,000 and $63,000 for the nine months ended September 30, 2021, and 2020, respectively, to the 401(k) plan.

13. Subsequent Events

Management has evaluated subsequent events occurring after September 30, 2021, through November 9, 2021, the date the unaudited condensed consolidated interim financial statements were issued.

Stock Option Grants

In October 2021, the Company granted 94,500 stock options and 32,300 stock appreciation rights with a weighted average exercise price of $5.38.

Underwritten Public Offering

On October 28, 2021, the Company completed its underwritten public offering, at which time the Company issued an aggregate of 10,000,000 shares of its common stock at a price of $4.00 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of its common stock at a price of $4.00 per share. This option has not been exercised. The Company received net proceeds of approximately $36.8 million, after deducting underwriting discounts and commissions of $3.2 million and other offering expenses of $0.4 million.

Gratuity Fund

Effective October 2021, the Company established a retirement fund for its permanent employees named Augmedix BD Limited Employees’ Gratuity Fund as per local requirements. Employees will be entitled to cash benefit after completion of minimum five years of service with the company. The payment amount will be calculated on the basic pay and is payable at the rate of one month’s basic pay for every completed year of service. The Company estimates it will fund approximately $0.5 million as early as the fourth quarter or early in the first quarter 2022 as its initial funding.

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

Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding changes in regulatory requirements;

●	our ability to interoperate with the EHR systems of our customers;

●	our reliance on Vendors (as defined below);

●	our ability to attract and retain key personnel;

●	the competition to attract and retain MDSs;

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators and real time medical note documentation services;

●	our belief that our change in all-in pricing with Vendors will produce better overall operating leverage long-term;

●	the impact of current and future laws and regulations; and

●	the ongoing impact of the COVID-19 pandemic on our business, results of operations and future growth prospects.

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

Overview

Augmedix was incorporated in 2013 and launched its commercial real-time, virtual documentation services in 2014.

Augmedix, Inc. (the “Company” or “Augmedix”) (formerly known as Malo Holdings Corporation) is a leading digital health platform that offers virtual medical documentation and live clinical support to large healthcare systems and physician practices, supporting medical offices, clinics, hospitals, emergency departments and telemedicine practices nationwide. The Company’s Ambient Automation Platform (“AAP”) converts the natural conversation between physicians and patients into timely and comprehensive medical notes and provides a suite of related services. The medical note is generated using Augmedix’s proprietary platform, which incorporates structured data models, automatic speech recognition (“ASR”) and natural language processing and is overseen by trained medical documentation specialists (“MDS”). Augmedix saves physicians up to 3 hours per day, improves productivity by as much as 20%, and increases satisfaction with work-life balance by over 40%.

Augmedix offers two service options - Augmedix Live or Augmedix Notes - to support a wide variety of clinical needs. When clinicians choose to use Augmedix Live, documentation support is in real-time and a suite of live interactive features is turned on for the clinician including orders, referrals and care reminders. In contrast, Augmedix Notes is an asynchronous service and the clinician-patient’s ambient interaction is recorded and processed by the AAP before the clinician’s next shift. For both services, the relevant elements of the clinician-patient interaction are extracted and compiled into a comprehensive and accurate medical note that is then uploaded into the patient’s chart contained within the electronic health record system, which is a third-party software licensed by the healthcare clinic or system to manage patient charts.

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

We have generated in excess of five million medical notes since we began offering our service and are currently delivering approximately 35,000 notes to our customers each week. We estimate that our solution saves doctors two to three hours each day which is time that they can redeploy to see more patients or improve their work-life balance. We believe the benefits to healthcare enterprises are increased productivity and higher clinician and patient satisfaction.

The current COVID-19 pandemic and resulting safety protocols have prompted a significant shift towards delivering health services virtually via telemedicine. Our technology platform was designed to enable real time, two-way communication between remotely-located participants. As such, we were able to continue to provide uninterrupted service to our customers. We believe telemedicine will remain an important part of health services delivery even after the end of the COVID-19 pandemic.

We provide service from nine MDS Operations Centers across four countries – the US, Bangladesh, India and Sri Lanka. There are six centers in India and one center in Sri Lanka that are owned and operated by five independent third parties (the “Vendors”), while the two centers in the US and Bangladesh are wholly-owned and operated by us.

The COVID-19 pandemic has also required modifications to how we deliver our service. While our general business model is to provide MDS service from central operating centers, local shelter in place orders have required us to shift to work-from-home for all employees and contracted employees. We will continue our work from home model until local conditions remove workplace restrictions and employees can safely work from our central operations centers. We instituted additional system controls to ensure compliance with our privacy practices.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Metrics	2021	2020	2021	2020
	(unaudited)		(unaudited)
Average clinicians in service headcount	784	552	706	542
Average annual revenue per clinician	$28,300	$30,100	$29,000	$29,100
Dollar-based net revenue retention	122%	113%	121%	117%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service stood at 784 and 552 for the three months ended September 30, 2021 and 2020, respectively, and 706 and 542 for the nine months ended September 30, 2021 and 2020, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to $28,300 in the three months ended September 30, 2021, down 6% from $30,100 in the three months ended September 30, 2020, due to a higher mix of Notes clinicians. The average annual revenue per clinician decreased to $29,000 in the nine months ended September 30, 2021, down 0.3% from $29,100 in the nine months ended September 30, 2020, due the increase in mix in Notes clinicians in this nine month period versus a year ago, as revenue from Notes clinicians averages less than half the revenue from Live clinicians, offset by a reduction in service hours by clinicians caused by COVID-19 from March to June 2020.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 122% in three months ended September 30, 2021 from 113% in three months ended September 30, 2020 with the increase driven by strong growth at several key accounts. Growth from existing clients has historically represented a majority of our total revenue growth. Our annual dollar-based net revenue retention was up slightly at 121% in nine months ended September 30, 2021 compared to 117% in nine months ended September 30, 2020, as we cycled the impact of COVID-19.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our virtual medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are subject to a 90-day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients, is infrequent. In fiscal 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients nor have we lost any year to date in 2021. We lost three Health Enterprise clients in fiscal 2020, with the COVID-19 pandemic being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as ensuring adequate Wi-Fi capability of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning MDSs, obtaining EHR credentials for the MDSs and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract, which is typically one year.

Cost of Revenues and Gross Profit

Cost of Revenues. Our cost of revenues primarily consists of the cost of the MDSs, some of whom are employees of our Vendors and some of whom are our employees, their direct supervisors, and clinician and technical support. Cost of revenues also consists of infrastructure costs to operate our SaaS-based platform such as hosting fees and fees paid to various third-party partners for access to their technology, plus hardware depreciation and cost of shipping for the devices and accessories we provide to our clinicians.

Gross Profit. Our gross profit is calculated by subtracting our cost of revenues from revenues. Gross margin is expressed as a percentage of total revenues. Our gross profit may fluctuate from period to period as revenues fluctuate, and as a result of the mix of MDS centers from which service is provided, operational efficiencies regarding the relationship between the number of MDSs and clinicians, product mix, and changes to our technology expenses and customer support.

Our gross profit varies by MDS center. We plan to focus on and grow the operations of the MDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation, such as Notebuilder, to reduce the level of effort required by MDSs. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. Our new all-in pricing with Vendors will create some gross margin headwinds as will the Bangladesh MDSs when they return to the office as we will incur higher transportation and food costs. The level and timing of investment in these areas, plus the mix of MDS centers, could affect our cost of revenues in the future.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and stock-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include costs for advertising and other marketing activities. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts in the coming year.

Research and Development Expenses

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expenses also include direct MDS training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses will increase in absolute dollars as our business grows, but that as a percent of revenues, R&D expenses are expected to decrease in the coming years.

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

Other Income (Expenses)

Other income (expenses) consists of Bangladesh government grant income, foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency, and the change in the fair value of warrants. Included in other income (expenses) is the change in the fair value of the warrants to purchase shares of 2019 Series B convertible preferred stock which were classified as liabilities and were subject to re-measurement at each balance sheet date until consummation of the Merger whereby the warrants were exchanged for warrants to receive shares of our common stock. Upon completing the exchange, the warrants were eligible for equity classification and no longer subject to re-measurement.

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Revenues	$5,625	$4,245	$15,588	$11,940
Cost of revenues	3,092	2,368	8,518	7,153
Gross profit	2,533	1,877	7,070	4,787
Operating expenses:
General and administrative	3,238	3,336	9,987	8,480
Sales and marketing	2,157	887	5,459	2,945
Research and development	1,810	1,009	4,735	3,485
Total operating expenses	7,205	5,232	20,181	14,910
Loss from operations	(4,672)	(3,355)	(13,111)	(10,123)
Other income (expenses):
Interest expense	(589)	(402)	(1,885)	(1,197)
Interest income	1	—	8	3
Forgiveness of PPP loan	2,180	—	2,180	—
Other income (expenses)	221	(359)	408	(496)
Total other income (expenses), net	1,813	(761)	711	(1,690)
Net loss	$(2,859)	$(4,116)	$(12,400)	$(11,813)

Comparison for the three months ended September 30, 2021 and 2020:

Revenues

	Three Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Revenues	$5,625	$4,245	$1,380	33%

Revenues increased 33%, or $1.4 million, to $5.6 million during the three months ended September 30, 2021, as compared to $4.2 million during the three months ended September 30, 2020. The increase was primarily attributable to a 42% increase in the average number of clinicians in service offset by a 6% decrease in average revenue per unit (“ARPU”) due to a larger mix of Notes clinicians. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding Live clinicians, more Notes clinicians, and expanding our offering into a new vertical, veterinary services. Dollar-based net revenue retention was 122% in the three months ended September 30, 2021, adding $0.9 million to revenue during the three months ended September 30, 2021 versus the three months ended September 20, 2020. Revenue increased $0.3 million due to the addition of new Health Enterprises during the three months ended September 30, 2021, the growth in the number of clinicians in service among our independent and small group customers added $0.2 million to revenue. This was partially offset by a $0.1 million revenue loss from two Health Enterprises in 2020, predominantly due to the impact of COVID-19 on the financial health of those organizations.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Cost of revenues	$3,092	$2,368	$724	31%

Cost of revenues increased $0.7 million to $3.1 million during the three months ended September 30, 2021, as compared to $2.4 million during the three months ended September 30, 2020. The increase was attributable to a $0.7 million increase in MDS costs to service the growth of clinicians in service during 2021. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 45.0% during the three months ended September 30, 2021, as compared to 44.2% during the three months ended September 30, 2020. During the first six months of 2020 we moved from paying our Vendors an upfront fee for successfully trained MDSs to all-in pricing, which includes both amortization of expected training costs and cost of services in the monthly ongoing rates our Vendors charge us. This change improved our cash flow and better aligns our interests with those of our Vendors, which we believe will produce better overall operating leverage long-term.

General and Administrative Expenses

	Three Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
General and administrative	$3,238	$3,336	$(98)	-3%

General and administrative expenses decreased $0.1 million to $3.2 million during the three months ended September 30, 2021, as compared to $3.3 million during the three months ended September 30, 2020. The decrease was primarily attributable to a $0.5 million decrease in legal, recruiting and professional fees. This was offset with an increase of $0.1 million personnel-related operations costs, a $0.1 million increase in insurance costs, and a $0.2 million increase due to COVID related temporary salary reductions taken during the three months ended September 30, 2020 that were not in place in the comparable 2021 period.

Sales and Marketing Expenses

	Three Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Sales and marketing	$2,157	$887	$1,270	143%

Sales and marketing expenses increased $1.3 million to $2.2 million during the three months ended September 30, 2021, as compared to $0.9 million during the three months ended September 30, 2020. The largest contributor of the change was the $0.7 million increase in expense due to higher bookings performance driving higher commission accruals, in addition to increased headcount in both our Customer Account Management and Sales teams. The increase was also attributable to an increase of $0.3 million in advertising spend and $0.2 million on both internal marketing headcount and outsourced marketing services. Lastly the increase was attributable to a $0.1 million increase of customer onboarding costs due to the growth of new clinicians going into service.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Research and development	$1,810	$1,009	$801	79%

Research and development expenses increased $0.8 million to $1.8 million during the three months ended September 30, 2021, as compared to $1.0 million during the three months ended September 30, 2020. The increase was attributable to $0.7 million of headcount investment into our engineering and product departments. The increase was also attributable to $0.1 million of costs associated with training new MDSs.

Other Income (Expenses)

	Three Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Interest expense	$(589)	$(402)	$(187)	47%
Interest income	1	—	1	100%
Forgiveness of PPP loan	2,180	—	2,180	100%
Other income (expenses), net	221	(359)	580	-162%
	$1,813	$(761)	$2,574	-338%

Our interest expense increased $0.2 million to $0.6 million during the three months ended September 30, 2021, compared to $0.4 million during the three months ended September 30, 2020. The $0.2 million increase was primarily attributable to higher outstanding borrowings and higher interest rate on the newly issued debt facility compared to the same period in 2020. In August, the $2.2 million PPP loan was forgiven. Other income (expenses), net increased $0.6 million which was primarily attributable to a warrant revaluation during the three months ended September 30, 2020, plus the receipt of nearly $0.2 million of grants from the Bangladesh government in the three months ending September 20, 2021.

Comparison for the nine months ended September 30, 2021 and 2020:

Revenues

	Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Revenues	$15,588	$11,940	$3,648	31%

Revenues increased 31%, or $3.6 million, to $15.5 million during the nine months ended September 30, 2021, as compared to $11.9 million during the nine months ended September 30, 2020. The increase was primarily attributable to a 30% increase in the average number of clinicians in service. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians, growth of the clinicians using the Notes product, and growth of independent and small group physicians. Dollar-based net revenue retention was 121% in the nine months ended September 30, 2021, and our existing Health Enterprises added $2.1 million to revenue. Increases in revenue of $0.9 million were attributable to the addition of new Health Enterprises during the nine months ended September 30, 2021. The growth in the number of clinicians in service among our independent and small group customers added $0.5 million in revenue, while Data Services added $0.1 million.

 Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Cost of revenues	$8,518	$7,153	$1,365	19%

Cost of revenues increased $1.4 million to $8.5 million during the nine months ended September 30, 2021, as compared to $7.2 million during the nine months ended September 30, 2020. The increase was primarily attributable to a $1.4 million increase in MDS costs to service the growth in clinicians in service during 2021. These increases were offset by a $0.1 million decrease in third-party hosting costs resulting from our operating efficiencies. Further, the write-off of a lease provision associated with our previous office lease lowered our cost of revenue by $0.1 million in the nine months ended September 30, 2021. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 45.4% during the nine months ended September 30, 2021, as compared to 40.1% during the nine months ended September 30, 2020. Excluding the lease reversal in the 2nd quarter of 2021, gross margins for the nine months ended September 30, 2021 was 44.8%.

General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
General and administrative	$9,987	$8,480	$1,507	18%

General and administrative expenses increased $1.5 million to $10.0 million during the nine months ended September 30, 2021, as compared to $8.5 million during the nine months ended September 30, 2020. The increase was primarily attributable to a $0.6 million increase due to COVID related temporary salary reductions taken in the nine months ending September 30, 2020, and a $0.2 million increase in legal fees, professional fees, compliance costs and incremental costs associated with being a public company. The increase was also due to a $0.4 million increase in insurance costs, a $0.3 million increase of the people operations costs, a $0.2 million of increased costs associated with corporate software and telecom expenses, and a $0.1 million increase in facility related expenses due to our new lease. General and administrative expenses in the nine months ended September 30, 2021 were lowered by $0.1 million due to the write-off of a lease provision associated with our previous office lease and a $0.2 million gain as a result of negotiated reduction of previously invoiced transaction-related expenses.

 Sales and Marketing Expenses

	Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Sales and marketing	$5,459	$2,945	$2,514	85%

Sales and marketing expenses increased $2.5 million to $5.5 million during the nine months ended September 30, 2021, as compared to $2.9 million during the nine months ended September 30, 2020. The increase was primarily attributable to $1.3 million of additional salary related expense due to increased headcount in our Customer Account Management, new logo Sales team, and Analytics and Insight teams in addition to higher commissions due to growing bookings. The increase was also attributable to an increase of $0.7 million in advertising spend, and a $0.4 million increase in both internal marketing headcount and outsourced marketing services. Lastly the increase was driven from an increase of $0.1 million of the customer onboarding team due to growing bookings and the increased volume of clinicians going into service. Sales and marketing expenses in the nine months ended September 30, 2021, were lowered by $0.04 million due to the write-off of a lease provision associated with our previous office lease.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Research and development	$4,735	$3,485	$1,250	36%

Research and development expenses increased $1.3 million to $4.7 million during the nine months ended September 30, 2021, as compared to $3.5 million during the nine months ended September 30, 2020. The increase was primarily attributable to a $1.4 million investment into engineering and product headcount offset by a $0.2 million reduction in our training expenses for new MDSs due to our new contract terms with our Vendors in how we pay for their training efforts, despite significantly increased numbers of clinicians going into service. Research and development expenses in the nine months ended September 30, 2021, were lowered by $0.05 million due to the write-off of a lease provision associated with our previous office lease.

Other Income (Expenses)

	Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)	$ Change	% Change
Interest expense	$(1,885)	$(1,197)	$(688)	57%
Interest income	8	3	5	167%
Forgiveness of PPP loan	2,180	—	2,180	100%
Other income (expenses), net	408	(496)	904	-182%
	$711	$(1,690)	$2,401	-142%

Our interest expense increased $0.7 million to $1.9 million during the nine months ended September 30, 2021, compared to $1.2 million during the nine months ended September 30, 2020. The increase was primarily attributable to a $0.2 million loss on debt extinguishment as a result of refinancing our debt and an increase of $0.4 million in interest expense from the new debt facility.

Other income (expenses), net increased by $0.9 million during the nine months ended September 30, 2021 as we received $0.4 million in grants from the Bangladesh government for our investments and expenditures in that country compared to $0.2 million during the nine months ended September 30, 2020. Additionally, during the nine months ended September 30, 2020 we recognized $0.8 million of expense due to the warrant liability revaluation. Subsequent to the Merger, the warrants were eligible for equity classification and no longer subject to re-measurement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from private sales of common stock, preferred stock previous to 2020, and cash from borrowings under various facilities, which are further described below. As of September 30, 2021, we had cash resources of $11.1 million. Since Private Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private sale of over $170 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2021 of $96.3 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our recent capital raise and cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the September 30, 2021, Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021 (unaudited)	2020 (unaudited)
Cash (used in) provided by:
Operating activities	$(13,310)	$(10,299)
Investing activities	(423)	(427)
Financing activities	1,881	2,553
Effects of exchange rate changes on cash and restricted cash	(3)	(1)
Net decrease in cash and restricted cash	$(11,855)	$(8,174)

Operating Activities

Cash used in operating activities was $13.3 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in operating activities during the nine months ended September 30, 2021 principally resulted from our net loss of $12.4 million, which includes non-cash charges of $0.2 million, and increase in working capital of $1.1 million. Cash used in operating activities during the nine months ended September 30, 2020 principally resulted from our net loss of $11.8 million, which includes non-cash charges of $2.0 million, and increase in working capital of $0.5 million

Investing Activities

Cash used in investing activities was $0.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 of $1.9 million principally resulted from $15.0 million in debt proceeds and $0.1 million of proceeds from exercise of stock options which was offset by $13.0 million in repayment of the existing debt agreements, $0.2 million in payments for financing costs related to the new debt arrangement and $0.2 million in payments for offering costs relating to the equity issuance.

Cash provided by financing activities during the nine months ended September 30, 2020 of $2.6 million principally resulted from $2.2 million in debt proceeds and $0.5 million in proceeds from the sale of our convertible preferred stock.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2021:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	16,125	—	16,125	—	—
Operating lease obligations	2,981	842	2,138	—	—
Total	$19,106	$842	$18,263	$—	$—

Off-Balance Sheet Arrangements

As of September 30, 2021, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K/A for the year ended December 31, 2020, filed with the SEC on June 30, 2021, have not materially changed.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have elected to early adopt certain new accounting standards, as described in Note 2 of our unaudited interim consolidated financial statements. As a result, these interim condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS.

The risks set out below represent changes to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on June 30, 2021. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Risks Related to our Business and Industry

We have incurred significant losses in the past and will experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $15.6 million for the year ended December 31, 2020, $18.5 million for the year ended December 2019 and $12.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $96.3 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.

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

On March 25, 2021, we entered into a $15.0 million senior term loan under a Loan and Security Agreement, with Eastward Fund Management, LLC (the “Senior Secured Credit Facility Agreement”), the proceeds of which were used, in part, to pay off our obligations under our previous loan and security agreements with Comerica Bank and Trinity Capital Fund III, L.P. The principal under the Senior Secured Credit Facility Agreement is to be repaid in thirty consecutive equal monthly installments starting the 19th month after funding. Although the Senior Secured Credit Facility Agreement provides that we may also request an additional advance of $2.0 million in November 2021 if certain financial milestones are met, we do not believe that we will meet such financial milestones to receive this additional advance.

Our cash and restricted cash balance stood at $11.1 million on September 30, 2021. However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to service our obligations under the Senior Secured Credit Facility Agreement when due. If we do not have sufficient cash flow from operations to service our debt, we will need to refinance our debt obligations or raise additional funding. There can be no assurance that we will be able to secure additional funding or refinance our existing debt on favorable terms, or at all.

Our sales have been concentrated in a small number of customers.

Our revenues have been concentrated in a relatively small number of large customers, and we have historically derived a significant percentage of our total revenues from a few customers. For fiscal years ended December 31, 2020 and 2019, our two largest customers accounted for 48% and 43%, respectively, of our consolidated revenues. For the nine months ended September 30, 2021, our three largest customers accounted for 56% of our consolidated revenues. If one or more customers terminate all or any portion of an agreement, or if we fail to procure additional commitments with these or similarly significant customers, there could be a material adverse effect on our business, financial condition or results of operations.

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

We have significant international operations, including in emerging markets such as Bangladesh, India and Sri Lanka, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2021, approximately 73% of our employees were in Bangladesh, where we provide service for a significant number of our clinicians, development activities and various support services. As of September 30, 2021, Bangladesh served 37% of our clinicians on a full-time equivalent basis. The other clinicians were served out of India (54%) and Sri Lanka (4.5%).

Our strategy to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia may fail due to our inability to navigate the challenge of international operations. Operating in international markets, and particularly South Asia, requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. We cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

●	difficulties and costs associated with staffing and managing foreign operations;

●	anti-bribery or corruption compliance by us or our partners;

●	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

●	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

●	legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;

●	differences in workplace cultures;

●	unexpected changes in regulatory requirements;

●	our ability to comply with differing technical and certification requirements outside the United States;

●	more limited protection for intellectual property rights in some countries;

●	adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;

●	fluctuations in currency exchange rates; and

●	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

We are subject to various state, federal and foreign laws and regulations, including healthcare, fraud and abuse laws and regulations that may impact our business and could subject us to significant fines and penalties or other negative consequences.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, HIPAA, and the federal criminal fraud statutes. These laws may impact, among other things, the sales for Live and Notes. In addition, the inability of our customers to use our services and technology solutions in a manner that complies with those laws and regulations could affect the marketability of our services and technology solutions or our compliance with our customer contracts, or even expose us to claims, litigation and substantial liability. A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, or cause to be made, claims for payments for items or services that may be paid for by any federal or state healthcare program and, in some instances, any private program. These laws are complex, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate.

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

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. PPACA codified case law that provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The government has prosecuted certain software vendors that provided coding, and other clinical support services, causing the submission of false or fraudulent claims in violation of the FCA, or misrepresenting the capabilities of its software and payment of kickbacks to certain customers in exchange for promoting its product in violation of the AKS and FCA. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many healthcare companies have recently been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the civil False Claims Act.

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

Many states and foreign jurisdictions have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, and false claims laws, to which we are currently and/or may in the future, be subject. We are also subject to numerous other laws and regulations that are not specific to the healthcare industry. For instance, the FCPA, prohibits companies and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including certain revenue sharing arrangements we have with potential referral sources, could be subject to challenge under one or more of such laws. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of acquired businesses into our compliance program on a timely basis, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, including health-related information. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

In the United States, HIPAA imposes certain obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of PHI. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services, or HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitation on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, or the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Even when HIPAA does not apply, according to the Federal trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

We also may be bound by contractual obligations and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. Although we work to comply with applicable laws, regulations, and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with another or other legal obligations with which we must comply. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solution, reduce overall demand for our solution, lead to regulatory investigations, breach of contract claims, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance or slow the pace at which we close sales transactions, any of which could harm our business.

Efforts to comply with regulatory mandates to increase the use of electronic health information and health system interoperability may lead to negative publicity which could adversely affect our business.

For many years, a primary focus of the healthcare industry has been to increase the use of EHRs and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of HITECH, the federal government set aside $27 billion of incentives for hospitals and providers to adopt EHR systems. In 2019, the Centers for Medicare & Medicaid Services (the “CMS”), proposed policy changes supporting its MyHealthEData initiative to improve patient access and advance electronic data exchange and care coordination throughout the healthcare system. In March 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC , and CMS finalized and issued complementary rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and includes, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider EHRs. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, as known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations, and financial condition.

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

The market price of shares of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the realization of any of the risk factors presented in our Annual Report on Form 10-K/A and any subsequent periodic reports;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	the effects and duration of the COVID-19 pandemic;

●	additions and departures of key personnel;

●	failure to comply with the requirements of Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	changes to healthcare laws and laws governing EHR systems;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or the medical records industry generally;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

We are subject to additional regulations and continued requirements as a result of having securities listed on Nasdaq.

As a newly exchange-listed public company, we are required to meet the continued listing standards for Nasdaq. We must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any of Nasdaq’s listing standards, our securities may be delisted. Nasdaq requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price, or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements. A delisting of our securities from Nasdaq may materially impair our stockholders’ ability to buy and sell our securities and could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities.

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

We are in the early stages of developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in internal control over financial reporting, we will be unable to assert that internal control over financial reporting is effective. We are also in the process of integrating a new information technology integration project at our company, which could result in additional risks relating to our ability to implement the system and processing documentation necessary to perform the evaluation needed to comply with Section 404.

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

A lack of research analyst coverage or restrictions on the ability of analysts associated with the underwriters to publish during certain time periods, including when we report our results of operations, could materially and adversely affect the trading price and liquidity of our common stock.

We cannot assure you that research analysts, including those associated with underwriters, will initiate or maintain research coverage of us or our common stock. In addition, regulatory rules prohibit research analysts associated with the underwriters from publishing or otherwise distributing a research report or from making a public appearance regarding us for 15 days prior to and after the expiration, waiver or termination of any lock-up agreement that we or certain of our stockholders have entered into with the underwriters. Accordingly, it could be the case that research concerning our results of operations or the possible effects on us of significant news or a significant event will not be published or will be published on a delayed basis. A lack of research or the inability of certain research analysts to publish research relating to our results of operations or significant news or a significant event in a timely manner could materially and adversely affect the trading price and liquidity of our common stock.

Our restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with us or its directors, officers, employees or stockholders.

Our restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in name of the Company, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, our restated bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Exhibit Number	Description
10.1	Augmedix, Inc. 2020 Equity Incentive Plan, as amended and restated effective July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2021).
10.2	Statement of Work No. 3 to the Master Service Agreement by and between Augmedix Operating Corp. and IDS Infotech Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.3	Second Omnibus Amendment by and between Augmedix Operating Corp. and Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.4	Sixth Amendment to the Master Service Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).
10.5	Augmedix Notes – Statement of Work No. 2, as a supplement to the Master Services Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: November 9, 2021	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)