Form 10-K
period 2021-12-31
Augmedix, Inc.
filed 2022-03-30
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2021), was approximately $37.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

There were 37,389,798 shares of the registrant’s common stock outstanding as of March 15, 2022.

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

Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding changes in regulatory requirements;

●	our ability to interoperate with the EHR (as defined below) systems of our customers;

●	our reliance on Vendors (as defined below);

●	our ability to attract and retain key personnel;

●	the competition to attract and retain MDSs (as defined below);

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements and our need for or ability to obtain additional financing to fund our operations;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators and real time medical note documentation services;

●	the impact of current and future laws and regulations;

ii

●	the impact of the COVID-19 pandemic on our business, results of operations and future growth prospects; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

●	We have incurred significant losses in the past and will experience losses in the future.

●	We may not have sufficient cash available to make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital to fund our operations.

●	Our sales have been concentrated in a small number of customers.

●	Our solution depends on our ability to operate within the EHR (as defined below) systems of our customers, and if we are unable to access these systems, then our operations and business and operating results could be harmed.

●	If we fail to successfully develop and introduce new solutions and features to existing solutions, plus increase the automation of our existing solutions, our revenues, operating results and reputation could suffer.

●	Due to the COVID-19 pandemic, we have taken certain precautions to keep our MDSs (as defined below) and employees safe that could harm our business.

●	Our significant international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.

●	Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

●	If we fail to increase market awareness of our brand and solutions, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

●	We may require additional capital to support our business growth, and such capital may not be available.

iii

PART I

ITEM 1. BUSINESS

Our Mission

Our mission is to re-humanize healthcare by enabling doctors to practice medicine that is centered on patients. Our solution helps relieve the burden of medical note documentation so that doctors can focus on what they do best — patient care.

Overview

The medical note documentation burden in the United States is significant and is a major contributor to physician burnout. According to a 2019 study in the Annals of Internal Medicine, physician burnout costs the U.S. healthcare industry $4.6 billion per year due to lost productivity and higher turnover, with the cost of replacing a single physician estimated to be between $100,000 and $1 million. It also is adversely impacting industry productivity because the considerable amount of time spent on documentation could be better utilized by seeing more patients.

Physicians and health systems in the United States often turn to 3rd party service providers and “Health IT” solutions to alleviate these swelling documentation burdens. Available solutions range in scope from in-person human scribing services, physically present at the point of care, to Health IT solutions such as single-party dictation and ambient documentation solutions. We are a provider of ambient documentation solutions that are uniquely able to convert the natural conversation between physicians and patients into timely and comprehensive medical notes.

Augmedix, Inc. was incorporated in 2013 and launched its commercial synchronous, remote documentation services in 2014. Clinicians access our applications through mobile devices such as smartphones or Google Glass. Once accessed, the client application provides clinicians with a secure communication channel and the visit is live-streamed to the Ambient Automation Platform (“AAP”). The AAP houses our note creation software and is overseen by our Medical Documentation Specialists (“MDSs”). Proprietary Natural Language Processing (“NLP”) technology, with assistance from the MDS, identifies, classifies and extracts the relevant medical elements from the natural clinician patient interaction. These elements are used by our proprietary note creation tool “Notebuilder” to automatically generate the medical note, which, when completed, is uploaded into the patient’s chart contained within the electronic health record (“EHR") system. The EHR system (e.g. Epic) is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the United States is principally provided in ambulatory or clinical environments and hospitals. We focus most of our efforts in the ambulatory/clinical segment of the patient care market. Roughly 75% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 25% consists of small practices and individual practitioners.

We have generated in excess of five million medical notes since we began offering our service and are currently delivering over 40,000 notes to our customers each week. We estimate that our solution saves doctors two to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal benefits to healthcare enterprises from our services are increased productivity and higher clinician and patient satisfaction.

The COVID-19 pandemic and resulting safety protocols have prompted an accelerated shift towards delivering health services remotely via telemedicine. Our technology platform was designed to enable synchronous, two-way communication between remotely located participants. We believe telemedicine will remain an important part of health services delivery even after the end of the COVID-19 pandemic. The pandemic also served as a catalyst for the industry’s adoption of virtual solutions such as ours.

The COVID-19 pandemic has required modifications to how we deliver our service. While our general business model is to house MDSs within centralized operating centers, local shelter-in-place orders and safety restrictions have required us to shift to work-from-home for most employees and contracted employees. We will continue our work from home model until and to the extent that local conditions allow for more employees to safely work from our operations centers. Further, we instituted additional system controls to ensure compliance with our privacy practices.

Our technology vision is to automate as much of the medical note creation process as possible by combining artificial intelligence technologies, such as automated speech recognition and natural language processing, with structured data models. While the unstructured nature of a conversation between physician and patient creates challenges to fully automating the process, we believe that increasing levels of automation generate significant benefits including improved operating efficiencies, higher-quality medical notes, and a more uniform level of note quality.

Our automation approach is based upon our belief that some level of human interaction is currently a necessary part of a high quality note creation process. We train our MDSs to be experts at using our technology tools to consistently and efficiently deliver high quality comprehensive medical notes.

Our Industry

Accurate medical records are indispensable to quality patient care. The cornerstone of any medical record system is proper recording of a patient’s examination as it occurs. Pen and paper, either in the hands of a physician or an in-person documentation specialist, was the traditional method of producing medical notes, but in the hands of a caregiver, this method can be both time consuming and subject to subsequent misinterpretation due to illegibility or other factors. Misinterpretation of the information can lead to confusion regarding the patient’s condition and/or clinician services provided. Further, there has been a significant increase in the volume of medical information required as well as an increase in the number of recipients.

The advent of computerized record systems that are now an integral part of the healthcare landscape as a result of the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) has ushered in a new era of record keeping in which medical records are stored as electronic text and data that enhances legibility and has the potential to be more thorough. Furthermore, computerized record systems can be instantly accessed by numerous practitioners at the same time, which has enabled medical practitioners to instantly share medical records with each other for mutually served patients.

The enormous resources expended on medical documentation has burdened the healthcare industry and caused many organizations, as well as individual practitioners, to look towards 3rd party service providers and Health IT solutions. Existing EHR medical record systems are generally cumbersome for practitioners to use due to their highly structured nature and regimented user interfaces, which can restrict data entry and be quite time consuming. Today, we estimate that up to one-third of a doctor’s day is consumed by the required and complex interactions with the EHR. This can lead to many physicians authoring their notes hours or days after the actual patient visit. Physicians also need to invest significant time to familiarize themselves with the EHR whenever a new EHR is adopted or whenever an update to an existing EHR is introduced. These issues are compounded by the fragmented nature of the EHR space, with over 700 different EHRs available in the United States, the largest of which are Epic, Cerner, MEDITECH, and Allscripts.

The principal legacy tools and solutions to address the EHR burden are not ideally suited to the changing U.S. healthcare landscape. Automated single-party dictation tools (e.g. Dragon) have evolved such that they convert speech to text, using pure software, with minimal errors, however, they demand a great deal of the clinician’s time to pedantically speak word-for-word and convert the relevant aspects of their interactions with patients into a cogent, accurate, and comprehensive medical note. In-person human scribes, present at the point of care, have emerged as a prevalent out-sourced solution, but the practice of using in-person scribes, has been severely impacted by the COVID-19 pandemic, which reduced the ability for such personnel to be physically present. Furthermore, the use of in-person scribes has proven increasingly costly, cumbersome, and difficult to scale.

Our Opportunity

We primarily serve the ambulatory/clinical segment of the U.S. patient care services market with solutions that address medical note documentation needs. Our solutions cater to large and small healthcare organizations but can also be adopted by individual practitioners. There are approximately 1.1 million physicians in the United States and approximately 88% of these, or 980,000, work within the specialties that we currently serve. Of these, approximately 30%, or 295,000 (who manage approximately 1.2 billion patient visits annually), fall within the productivity parameters we establish as the best prospects for realizing the highest productivity gains from utilizing our service. At the $1,800 average monthly subscription price per clinician of our two products, we believe that our total addressable market in the United States is approximately $6.0 billion annually.

Our existing enterprise customers employ directly, or are affiliated with, approximately 200,000 physicians. We estimate there are about 50,000 addressable physicians within this group, which translates roughly to a $1.0 billion opportunity annually. As such, our existing enterprise healthcare customers represent about 17% of the total U.S. addressable market.

In addition to physicians who work in the ambulatory or clinical setting of healthcare centers, there are approximately 57,000 emergency department physicians in the United States today. We successfully tested our emergency department offering during the second half of 2020. We currently serve an emergency department veterinary client and recently initiated an emergency department pilot at one of the twenty largest health systems in the U.S. Penetration of this segment would increase the size of our total addressable market.

The Benefits of our Services

The core value of our service is relieving the medical note documentation burden placed on clinicians. According to Physician Compensation Report and National Physician Report, it is estimated that clinicians spent one-third of their day on non-revenue generating documentation activity in 2019. Our solutions enable clinicians to reclaim this time while improving medical documentation and quality measures for reimbursement. We believe our solutions lead to higher patient satisfaction, as clinicians can focus their entire attention on their patients instead of having to disrupt the natural flow of discourse in order to write, type or dictate the medical note themselves during the visit.

For our Live (as defined below) customers, we also provide care gap reminders, orders and referrals, which enhance our value proposition and help distinguish us from competing offerings. Care gap reminders are text notifications we provide physicians during their interactions with patients that point out areas that should be addressed by the physician with the patient. Our MDSs source the information for such reminders from the patient’s EHR, which physicians sometimes do not have time to review thoroughly prior to the patient visit. Examples of reminders include notifications of medication contraindications, vaccinations or preventive screening tests that are due.

Our value proposition is anchored on the time savings we generate for our users. We can save certain clinicians up to two to three hours per day in paperwork administration, depending on their patient volume. Our documentation solution increases productivity by up to 20% as well as increases certain clinicians’ satisfaction with work-life balance by 49%, according to internal management studies and customer satisfaction surveys. We have created a data driven sales approach with health systems to evaluate productivity and charting efficiency of all eligible providers. Understanding each individual clinician’s efficiency enables us to clearly identify their potential productivity boost and provide the health system with a credible estimate of the expected ROI at the enterprise level by adopting our solutions.

Our service has demonstrated its effect on improving the top-line of our enterprise customers. Based upon actual results of a study we conducted of a representative cohort of 100 physicians from one of our enterprise customers, our service can be expected to generate an estimated $4.12 million of net revenue over a 12-month period for every cohort of 100 doctors, made up of 63 primary care physicians and 37 specialty doctors. For these purposes, we define net revenue as the gross improvement in revenue less the fees paid to Augmedix. The same study showed an average increase in hourly productivity of 14.8% and 16.1% for primary care physicians and specialists, respectively. We believe the economic benefit from productivity gains, coupled with increased clinician satisfaction and the inherent tight integration into their workflows, are the primary drivers behind our high net revenue retention rate, which stood at 135% as of the quarter ended December 31, 2021.

What Sets Us Apart

Since we developed our concept of virtual, synchronous medical note documentation from natural physician-patient conversations, several companies have since entered the field. To varying degrees, each offers a solution that addresses the documentation burden faced by physicians. We believe that our service is distinct from these other competitive solutions because our solution addresses every aspect of the documentation burden placed upon clinicians.

Importantly, we create our notes from the ambient conversation between physician and patient as the input source for the medical notes we produce through our platform. This results in the greatest time savings for physicians, as they do not have to expend time on extraneous functions to transmit the information to us (i.e., they don’t have to perform time-consuming verbatim dictations post visit or at the end of the day). Allowing for a natural physician-patient discussion, also results in higher patient satisfaction since physicians are not required to alter their natural interaction with patients.

In addition to relying upon the ambient conversation between physician and patient, we offer both real-time synchronous and asynchronous solutions. Few competitors do both as synchronous solutions are highly challenging to develop from a logistical and technical perspective.

Our breadth of services, which is enabled by our ability to offer real-time, synchronous solutions, with 2-way interactivity capabilities, exceeds that of those players who do not have that capability. Our platform enables us to offer care gap reminders, orders and referrals, among other services; these offerings, are viewed as vitally important by many physicians. Most competitive solutions emerging on the market offer the basic note, and little more.

Finally, our operational and technical flexibility enable us to serve over 35 specialties across more than 50 EHRs in a wide variety of care settings, including acute settings. This provides us a significant competitive advantage as this flexibility allows us to accommodate a very wide range of clinician workflows. Most competitive offerings support a much narrower band of specialties and often underperform in complex multi-problem visits. Further, few competitive solutions offer support for acute/hospital settings; Augmedix performs very well in the hospital.

All of these benefits are made available to clinicians without the need for them to learn any complicated new technology. Access and use of our services is as simple as logging into an application on your mobile device.

Our Services and Business Model

We provide two primary subscription services, each of which feature best practices medical note documentation. The AAP uses our proprietary Notebuilder technology to automate the note creation process, aided by our trained MDSs. The AAP allows for the delivery of timely and clinically comprehensive medical notes.

●	Augmedix Live. Our synchronous service branded “Live”, provides ambient medical note documentation and live clinical support by trained MDSs. Clinicians access the service through special-purpose mobile devices, which we furnish to them, to connect to the Augmedix platform and stream the audio and video of patient visits. Clinicians may choose to use a smartphone or Google Glass as their preferred mobile device. Medical notes are delivered into the patient’s EHR chart for final review by the clinician. MDSs operate as a member of the care team and engage in two-way communication with the clinician throughout the clinician’s shift. MDSs provide pending orders, referral letters, and care gap reminders regarding clinical matters. This service is offered as a monthly subscription with various tiers based upon committed monthly clinical hourly support. Tiers may be adjusted periodically to align with any changes to the clinician’s work schedule.

●	Augmedix Notes. We launched our asynchronous offering, branded “Notes,” in mid-2020. Our Notes service provides medical documentation based upon recorded visits. Clinicians access this service through the same dedicated mobile devices we furnish for our Live service but in this case, the interactions with patients are recorded rather than live-streamed. We deliver medical notes into the patient’s EHR chart for final review by the clinician no later than the next business day and generally prior to the beginning of the clinician’s next shift. This service is offered on a monthly subscription basis with pricing based upon the monthly number of clinic hours in the clinician’s schedule. Our Notes service is lower priced than our Live service.

Our Competition

We compete on the basis of price, quality of service offered, breadth of services and flexibility in accommodating varying clinician workflows. We believe our competitors fall into three broad categories.

●	Dictation software providers. Dictation software provides a Do-It-Yourself tool for those clinicians who prefer to create their own medical notes, would rather speak them word-for-word vs. typing. Dictation is the lowest cost solution on the market but also provides the least utility and requires significant time and effort on the part of the clinician. Several of our enterprise customers also provide their clinicians with dictation tools. Examples include Dragon, an offering of Microsoft Corporation via their acquisition of Nuance, and Fluency from M-Modal, a subsidiary of 3M Corporation.

●	Ambient, non-real time asynchronous medical note generators. Ambient, non-real time solutions are substantially more costly than dictation software but provide more value to clinicians because they more accurately capture and reflect the ambient conversation between clinician and patient which they use as their primary input source. Through our Notes service, we are a participant in the ambient, non-real time segment of the market. Our Notes service differentiates itself from other market participants primarily on the basis of price, note quality and its flexibility as it relates to the clinician’s workflow. Other market participants include IKS Healthcare, AQuity, Robin Healthcare, Nuance DAX and DeepScribe.

●	Ambient, real time synchronous medical note documentation services. These solutions deliver the most value to physicians given their timeliness, synchronous nature and capability to offer additional interactive two-way services. Clinicians can expect to see considerable time savings by minimizing any downstream editing as any ambiguities that occur during the patient encounter are dealt with at the time they arise. The largest participant in this sector, Scribe America, provides this service in-person. In-person solutions have drawbacks, however, including personnel restrictions within many healthcare facilities due to the COVID-19 pandemic safety protocols or other factors. Another major challenge is the available supply of qualified candidates to fill the role of documentation specialist, which is limited to the geographic location of the clinician, which can also contribute to the relatively high cost of such a delivery model. Additionally, some patients are uncomfortable in the presence of an unfamiliar non-clinician in the exam room. Our real time solution — Live — differentiates itself from other providers by leveraging proprietary automation technology that enables a more uniform level of note quality and delivery of ancillary services on an automated basis, and relying upon remotely located documentation specialists. Offering additional interactive services on an automated basis provides us with pricing flexibility as the marginal costs associated with such services is nominal. AQuity is another participant in this segment.

Our Growth Strategy

There are over 1.1 million physicians in the United States, of which 69% work for, or are affiliated with, a health system. Our current enterprise customer accounts, together, employ directly, or have affiliations with, a total of approximately 200,000 physicians, of which we currently serve a very small fraction. Our growth strategy is focused on five areas:

●	Expand our relationship with current large physician group and health system customers. Historically, our growth has been fueled by reducing physician burnout for high producing physicians. This approach has led to steady growth since our inception. Our data-driven approach to expand existing accounts identifies physicians whose productivity is below targeted levels as a result of their documentation burden. We believe proactively identifying these physicians and demonstrating the value of our service will help accelerate growth within our existing client base.

●	Sell new products in our existing and new health systems. The 2020 launch of Notes will help us expand our relationship with existing customers as Notes unlocks new segments of clinicians at a lower price point than our Live service. We also recently launched our Emergency Department offering that expands our total addressable market and provides a new entry point into health systems. We will continue to expand our offerings where we have data and assets that provide us a competitive advantage.

●	Sell our products to new health systems and large physician groups. Our sales team consistently seeks to identify health systems and large physician groups that we believe will benefit from our service. We believe that the attributes of potential customers most suited to our solution include physicians that struggle with documentation efficiency, customers that seek to transition to value-based care, and customers that are in geographic locations where the workforce is not suited to assist physicians with documentation due to cost, lack of skills, or scarcity of qualified staff.

●	Target sales to small practices and independent physicians. A portion of our potential customers include small group practices and individual physicians that are not affiliated with health systems or large physician groups. We aim to contract with these parties directly for our services using a transactional sales model.

●	Leverage channel partnerships to drive sales. We believe our position in the exam room may be attractive to potential partners with adjacent offerings. Examples could include data analytics companies working to provide physicians with clinical insights, EHR companies that are trying to reduce the documentation burden their software creates, pharmaceutical companies that seek physician participation in clinical trials, practice management companies and large technology companies.

Our Technology Platform

Our Technology Strategy

Our technology strategy is focused on ultimately creating a fully-automated medical note based on the unstructured ambient conversation between the physician and patient. Our service is delivered through the Augmedix Ambient Automation Platform (AAP). The technology that we provide to clinicians is familiar and simple to operate. Clinicians are provided a single-purpose mobile device with a simple-to-use application to access our service. Each component of our technology platform, from the mobile device to the streaming data channel, the audio/video from the visit and the Notebuilder application used by the MDSs, is compliant with HIPAA standards pertaining to data security standards.

Our platform is remote and mobile thus, well-suited to support both in person and telemedicine visits. The devices that we provide to clinicians can be used to capture telemedicine visits regardless of the telehealth platform used by the clinician. We render a seamless service experience as the clinician moves from telephone calls, to video calls, to in person visits. Our devices follow the clinician ensuring that the connection between clinician and our service platform remains intact during the clinician’s entire shift.

Ambient Automation Platform

Our technology platform consists of three primary components.

●	Clinician Device. The clinician’s interface device, either a Smartphone (“Phone”) or Google Glass (“Glass”) is used during patient encounters to enable remote audio/video feed of the visit. Our proprietary single purpose app (“Doc App”) that runs on the Phone and/or Glass unit facilitates secure communication between the clinician and the service platform.

●	Notebuilder. The audio and video stream captured through the clinician’s device is transmitted and displayed within the Notebuilder web application, our proprietary note creation software. The audio stream is passed through automated speech recognition (“ASR”) software which outputs a diarized transcript of what is said in the visit. Proprietary natural language processing (“NLP”) is applied to identify and classify the pertinent medical events. The Notebuilder application is used to create the note by combining structured data models with the medical events, as identified by the MDS and/or NLP that are applied to the transcript of the patient encounter. The MDS uses Notebuilder to make additional edits and complete quality checks on the note.

●	Streaming Service. The clinician device and the Notebuilder application are linked by a common layer of servers that establish HIPAA compliant secure connections and signal handling for streaming audio/visual feeds and other data interactions between the Doc App and Notebuilder web application. The visit is live streamed for the Live service and recorded for playback in the Notes service.

Clinician Devices and Doc App

We provide multiple third-party device options for clinicians, each of which is configured with a proprietary Doc App. We offer a standalone Smartphone Doc App that runs on a Smartphone with an Android operating system. The Doc App provides real time streaming and instant messaging so that the MDS can communicate in real time with the clinician. We also offer a standalone Android Doc App that runs on Google Glass which also provides real time streaming and instant messaging functionality. Our system also features a third Doc App for Notes service. All versions of our Doc App contain features for connecting, communicating, and streaming audio and video to the server. All Android devices in production are locked-down to ensure the security and integrity of the device.

We are planning to offer our customers iOS devices with iOS compatible Doc Apps for both services with all the same features.

Notebuilder

The Notebuilder is a web application that is used by the MDSs to create medical notes. Our Notebuilder is patent pending proprietary software that uses Artificial Intelligence (“AI”) technologies such as Automated Speech Recognition (“ASR”) and NLP in combination with structured medical data models to facilitate the notetaking process.

The audio and video stream captured through the clinician’s device is transmitted and displayed within the Notebuilder application. The MDS can direct-message, via a secure audio channel, clarifying questions to the clinician during the shift. All stored data is encrypted with AES 256-bit encryption at rest and TLS in transit. Storage is necessary for note preparation, note completion and quality assurance.

We use ASR to create a multi-party diarized transcript of the ambient conversation and clinician dictation recordings (clinicians sometimes choose to dictate directly to Augmedix, typically post visit). Augmedix has partnered with Google Cloud to customize a medically tuned set of ASR models to integrate into the Augmedix technology stack. Additionally, Augmedix has made further enhancements to Google’s ASR third party tools to improve transcription accuracy and relevance. The transcript between the clinician and patient is displayed within the Notebuilder application and simplifies the processing of a complex clinician-patient visit.

Notebuilder currently includes hundreds of constantly adapting note blocks that are used to document acute and chronic medical conditions; these blocks are customized to each specialty that Augmedix serves. Medical event options for each complaint or visit type template are displayed and curated based upon patient demographics and medical specialty. Notebuilder medical event selections such as complaints, symptoms, medications and treatments generate automated sentences which are then organized and presented in the appropriate note section: History of Present Illness, Physical Exam and Assessment and Plan. Selection options are dynamically filtered and adjusted based upon specialty and clinician preferences. Augmedix’s AI models adapt and improve from the selection options and dynamic filtration via production feedback loops. The Notebuilder allows for customizations of note conventions based upon specialty, clinic or clinician preferences. Completed notes are then transferred to the patient chart within the client’s EHR either automatically or manually for clinician review and sign-off.

Notebuilder datasets provide a wealth of medical data such as symptoms, medications with dosages, frequency and related side effects, as well as relevant diagnoses and treatment options. Notebuilder allows for extraction of meta data for specific cohorts that can be used for coding and/or other data services.

According to our internal studies, the Notebuilder tool allows completion of the medical note up to 50% faster than manual documentation using free text. We continue to improve the Notebuilder and other documentation tools with the intent of maximizing the level of automation employed to deliver medical notes.

Platform Architecture

We use state-of-the-art, HIPAA-secure cloud infrastructure to host all of our production applications, web services, data-channels, audio-video streaming platforms, databases, and data processing servers for Artificial Intelligence/Machine Learning (“AI/ML”). We use a WebRTC platform that employs Android and JavaScript WebRTC SDKs to enable highly secure audio and video for our service.

Audio Video Streaming Service

Our platform is hosted inside a HIPAA-secure third-party cloud infrastructure. Communication to and from our platform is encrypted end-to-end and aligned with HIPAA regulations. Each streaming server is load balanced and has redundant capacity to ensure 100% fault tolerance. We provide periodic updates to the platform. If applicable, clinician-patient conversation audio files are stored in HIPAA-secure disk/block storage based on appropriate data retention policies.

Security

DTLS-SRTP is used to ensure end-to-end security. Audio-video data is encrypted with AES 128-bit encryption. AES 128 key exchange happens over ECDHE_ECDSA with P-256 curve during DTLS handshake. Signaling happens over HTTPS/TLS 1.2 channel using RSA 2048-bit encryption.

Data Channel

A dedicated data channel is required to cover critical communication between the MDSs and clinicians. The channel is such that the conversation between the clinician and the MDS happens in a “room.” Each of the rooms work like a typical chat room with each shift comprising a session. The conversations usually include typical routine IMs, signals, switches to activate, deactivate or change state of certain components running in our Doc App and MDS Portal. The MDS Portal and Doc App both interact with the data channel over a secure network. The data channel consists of multiple nodes behind a Network Load Balancer (“NLB”) to ensure horizontal scalability and fault tolerance. Each of the nodes provides a full-duplex secure WebSocket connection to maintain a persistent connection with clients and uses Redis pub/sub mechanism to load balance users among different nodes.

Data

All web applications and our Doc App web services store data inside HIPAA-secure databases. The databases store administrative information relating to clinicians and MDSs. We temporarily store audio and text data on the HIPAA-secure servers to accommodate operational processes including training, quality assurance and production work. We store certain data for longer terms and maintain a database of de-identified data to train our AI models. We also maintain a database of meta-data based on Notebuilder selections. Such data is used to improve our products and provide enhanced services to our customers.

 Scalability and Uptime

Our streaming servers with redundant capacity are placed in different availability zones to ensure fault tolerance. All the servers are located in the United States. All requests to streaming endpoints are load balanced and served in a round-robin approach. Using the proprietary Augmedix OTA portal, we can selectively push Android OS updates to specific devices. We use enterprise level device management software to maintain and manage our Phone devices. New features, improvements, bug fixes made to our MDS applications, can be released separately/independently to production servers through a planned and well-documented process.

Our Operations

Our Remotely Located Medical Documentation Specialists

Our services are supported by highly trained MDSs, who use Notebuilder and other technology tools to deliver clinically comprehensive medical notes into the customer’s EHR system. Our MDSs use dedicated secure terminals to access the Notebuilder application which serves as their workspace. They use Notebuilder to observe clinician-patient visit audio/video feeds, view the automatically generated NLP-annotated transcripts, and complete the medical note documentation. Completed medical notes are uploaded manually or automatically into the patient's chart in the EHR for clinician review and approval.

Our MDSs are well educated, most at the university level and many are recruited straight out of university. Many have Biology majors, but we also recruit from various other disciplines. We also recruit from a large, established pool of medical transcriptionists in India. The MDS position can be a very attractive alternative to medical transcription as that industry is contracting due to advancements in speech-to-text technology.

All of our MDSs must pass our mandatory intensive training program prior to working with our clinicians. Our proprietary training modules are trainer-led and include medical visit basics, visit videos, medical documentation standards and requirements, and practice sessions using Notebuilder and other tools. The training program for new MDSs takes approximately three months for international trainees to complete and includes strict testing and grade achievement standards. We also provide specialty training for several specialties. We support many specialties in clinic and hospital settings and are continuing to build our specialty training library.

Our Live service is provided during the clinician’s shift. Our MDSs serve as an extension of the care team and are assigned to clinicians based on specialty. Typically, one MDS will accompany a clinician for the duration of that clinician’s shift. As our Notebuilder technology advances, the time required to complete a medical note will decrease.

Our Notes service takes place after the patient visit. Clinician-patient interactions are recorded, and transcripts are processed after the visit. NLP is applied to the transcript and MDSs make edits within Notebuilder to compile the note. Completed notes are delivered before the clinician resumes his/her next shift. The task of creating a medical note from a recording is less challenging than doing so in real time. Moreover, and in particular with the benefit of Notebuilder, an MDS is able to handle the notes for more than one clinician during his/her shift.

Our Operation Centers

We provide service from nine MDS Operations Centers across four countries — the US, Bangladesh, India and Sri Lanka. There are six centers in India and one center in Sri Lanka that are owned and operated by five independent third parties (the “MDS Vendors”), while the centers in the US and Bangladesh are wholly owned and operated by us. Due to the COVID-19 pandemic, a majority of our worldwide MDSs are currently working from home in compliance with local regulations and safety protocols.

Our strategy is to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia, with a smaller operation within the US. The US operation accounts for a small fraction of our global MDS workforce, and we expect that it won’t exceed 10% of the global total for the foreseeable future. Some of our US MDSs are hourly, while others are full-time.

Our Bangladesh operation is our largest and fastest growing center. It served about 37% of our customers as of December 31, 2021. We expect to have over 40% of our customers serviced out of Bangladesh by the end of 2022. This is to enable greater control over a larger percentage of our operations, to mitigate concentration risk among existing MDS Vendors and to leverage its lower cost structure.

All MDS Vendors are currently paid based upon an hourly rate and the number of assigned contracted clinician hours. This payment arrangement represents a substantial change from the previous model that operated through the first half of 2020 wherein MDS Vendors included additional upfront flat fees for each MDS passing our training and certification requirements. Under the current arrangement, effective for all MDS Vendors as of July 2020, the hourly rate paid to each Vendor reflects the amortized cost of training and certifications.

Our Bangladeshi MDSs, all of whom are employees, are paid a fixed monthly salary. In addition to MDSs, our Bangladesh offices include engineering, customer support, human resources, global information technology, compliance, finance and accounting and general management, among other personnel. All our Bangladesh-based employees receive complimentary benefits such as healthcare, and when working from our offices, meals and private transportation to their homes after certain hours, among others. We believe the compensation we provide our Bangladeshi employees is competitive in the local market for US-based employers.

Our Customers

Our customers are diverse in size, geography, and specialty. Our clients include some of the largest health systems and specialty groups in the United States, including Sutter Health, Dignity Health, US Oncology, TriHealth, Northern Light, Summit Pacific and UCSF, among others. Approximately 75% of the physicians we serve are members of large health systems, while the remaining 25% are from small independent practices or physician groups. We have a relatively high concentration of physicians served among our enterprise customers, with one client accounting for 18% of clinicians in service, another client accounting for 16%, and another client accounting for 12% while the remaining physicians served are spread across 13 other health systems. We generated revenue from customers in 41 different states in 2021, the largest concentration being in California. Within our customer base, we currently serve 35 specialties, the largest of which is primary care at 48% of total physicians served. Our systems are compatible with 50+ different EHRs. The top four account for 78% of all our physicians served, with Epic at 39%, Cerner at 29%, iKnowMed at 7%, and NextGen at 3%.

Areas of expansion within our existing enterprise customers include deeper penetration of the locations where we already serve physicians, coverage of new specialties, and entering new care locations. We define success with our clients according to two key criteria, increased productivity and physician satisfaction. With clients that follow our best practices framework and share data with us, we focus on time savings and productivity increases.

The primary drivers of a physician’s productivity are patient volume, the appropriate and completeness of the documentation describing the services rendered during the patient visit and the efficiency with which such services were performed. We believe that the aggregate increase in productivity across its physician base drives the health system’s overall financial performance and the ROI potential of our services.

Some examples of the value our users see is captured in the following case studies:

Case Study #1: Dr. Hengbing Wang

“Augmedix allows me to have more time communicating with patients, clinical staff and other physicians. The quality of care goes up with more communications.”

HIGHLIGHTS

●	Dr. Wang now sees at least 15% more patients

●	Dr. Wang now has capacity to see urgent oncology referrals

ABOUT

Dr. Hengbing Wang is a clinician specializing in hematology and medical oncology at Cancer Treatment & Infusion Center, a part of Adventist Health in Ukiah, California. The center offers a wide range of cancer treatments, including the most advanced IV infusion therapies.

CHALLENGE

Dr. Wang, like many clinicians, spent so much time balancing direct patient care with administrative tasks that he was left with little time for charting. That meant working in the EMR was usually done during his personal time. Dr. Wang said, “It was kind of miserable. I often had to stay beyond 7:00pm and still had to do some charting at night and over the weekend.” He wanted to find a solution that would allow him to keep charting updated during office hours so he wouldn’t have to spend so much personal time catching up.

SOLUTION

Dr. Wang chose to partner with Augmedix for its virtual scribe service. Augmedix virtual scribes act as an always-present assistant to the clinician, converting real-time clinician-patient conversations into precise medical documentation. Augmedix virtual scribes are specially trained to work in both acute and non-acute environments and are experienced in most EMRs. Virtual scribes can also place orders for testing, medications, and labs so clinicians can spend more time on direct patient care. Clinicians can livestream with their virtual scribes via Google Glass technology or an encrypted smartphone provided by Augmedix.

RESULTS

Dr. Wang says Augmedix has made a “drastic Improvement” in work-life balance. “I hardly do any charting after I get home or on the weekend now.” He says that most of the time, he’s able to finish everything by 6:00pm. “I am able to enjoy more of my family life!” With Augmedix, Dr. Wang is able to see at least 15% more patients and now has capacity to see urgent oncology referrals.

Dr. Wang says the consultation note part saves him most of the time. “Literally, when I review the records before I see the patient, I can read to my scribe and they’re often able to compile a basic history of present illness (“HPI”) even before I step in the patient room.” Dr. Wang also says that he and his Augmedix scribe have developed great working chemistry.

Case Study #2: Dr. Jacqueline Rohrer

“Prior to Augmedix, my whole family would ask ‘how many charts do you have left,’ and the whole weekend was plagued by the number of charts left. With Augmedix, I feel like I found the way to be happy with my job and I want to share this experience with other clinicians.”

HIGHLIGHTS:

●	Has more time to spend with patients;

●	Can see more walk-ins;

●	Went from seeing 18 patients a day to 20;

●	Charting is more accurate;

●	Has more time for family life;

●	Improved productivity; and

●	Scribes now help with telephone referrals and reminders.

ABOUT

Jacqueline Rohrer, MD, is a family practice physician who specializes in obstetrics at Foothill Family Clinic in Salt Lake City, Utah. She’s been with the practice since 2013. The practice has 35 providers, clinicians, and mid-level practitioners.

CHALLENGE

Rohrer loves her patients and is dedicated to spending quality time with each one. Her days are spent juggling her family practice patients with her obstetrics patients. She had begun to experience extreme burnout and even wondered if she would need to stop practicing obstetrics. She realized a lot of the issue came from the two to three hours she had to spend at the end of each day on charting. On busy weeks, the charts would really pile up. She often would get to the end of each week with a backlog of three days’ worth of charts to do. Someone had suggested to Rohrer that she get a scribe to help out, but she resisted doing so because she didn’t want a “shadow” following her around all day and didn’t like the loss of patient privacy. Plus, the exam rooms were small and didn’t have desks or a place for anything more than a laptop, which she carried with her. Fortunately, she realized there was a better solution.

SOLUTION

Rohrer heard about Augmedix virtual scribes on a Facebook group for moms who are doctors. Augmedix virtual scribes are specially trained to work in both acute and non-acute environments, acting as an always-present assistant to the provider, converting real-time provider-patient conversations into precise medical documentation. Augmedix virtual scribes are experienced in most medical health records, which improves accuracy, increases quality of documentation, and ensures timely charge capture for faster reimbursement. Virtual scribes can also place orders for testing, medications, and labs so providers can spend more time on direct patient care. Providers can connect with their virtual scribes via Google Glass technology, an earpiece, or through a smartphone app. Rohrer chose to use Google Glasses with her virtual scribes because of the ability to move about the clinic handsfree without having to carry a smartphone.

RESULTS

Rohrer likes the seamless communication with her virtual scribes through Google Glass technology. Because she’s a self-described “people person,” she wanted to get to know her Augmedix scribes on a personal level, so she connected with them over social media. They now regularly check in and chat with each other. Rohrer has experienced many improvements since getting her Augmedix virtual scribes, including:

●	Has more time to spend with patients;

●	Can see more walk-ins;

●	Went from seeing 18 patients a day to 20;

●	Charting is more accurate;

●	Has more time for family life;

●	Improved productivity; and

●	Scribes now help with telephone referrals and reminders.

The time saved using Augmedix has allowed Rohrer to complete two triathlons and even adopt a baby. She says she no longer feels burnt out and now looks forward to each day. With Augmedix, Rohrer went from spending 2 – 3 hours charting at the end of each day to just 30 to 45 minutes.

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

Healthcare Fraud and Abuse Laws

We may also be subject to various federal laws targeting fraud and abuse in the healthcare industry.

For example, the federal Anti-Kickback Statute prohibits, among other things, any person from knowingly or willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute has been broadly interpreted by federal courts and agencies, and potentially subject many healthcare business arrangements to government investigation, enforcement, and prosecution, which can be costly and time consuming. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, the False Claims Act, or FCA, prohibits anyone from, among other things, knowingly presenting or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we would not submit claims directly to payors, we could be held liable under the False Claims Act if we are deemed to “cause” the submission of false or fraudulent claims by, for example, including inaccurate information in draft medical notes for physicians, or if our documentation services are found to have caused clinicians to have inaccurately attested to “Meaningful Use” criteria. Claims for services that were induced by kickbacks and in violation of the federal Anti-Kickback Statute may also form the basis for FCA liability. In recent years, many cases have been brought against healthcare companies by the government and by “whistleblowers,” which have resulted in judgments and settlements involving substantial payments to the government by the companies involved. Often, to avoid the threat of treble damages and penalties under the False Claims Act, which in 2021 were $11,803 to $23,607 per false claim, companies will resolve allegations in a settlement without admitting liability to avoid the potential treble damages. Any such settlement or the cost to defend against allegations could be substantial and impact our reputation.

HIPAA also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Additionally, many of the states in which we operate also have similar fraud and abuse focused laws that apply to our business. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

Violations of these laws are punishable by substantial penalties and other remedies, including monetary fines, civil penalties, administrative penalties, criminal sanctions (in the case of Anti-Kickback Statute), exclusion from participation in FHCPs, forfeiture of amounts collected in violation of such laws and additional reporting requirements and compliance oversight obligations. Similarly state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any source, not only government programs.

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information, privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners.

For example, HIPAA establishes a set of national privacy and security standards for protecting the privacy, confidentiality and security of protected health information (“PHI”). Under HIPAA, health plans, healthcare clearinghouses and healthcare providers, together referred to as “covered entities” for purposes of HIPAA, and their “business associates” must protect individually identifiable health information in accordance with certain standards. HITECH enhances and strengthens the HIPAA privacy and security standards and makes certain provisions of HIPAA directly applicable to business associates of covered entities.

In connection with our business operations, we access, use and disclose PHI on behalf of our covered entity and business associate clients, and therefore, are considered to be, a business associate of our customers and subject to HIPAA, and its implementing regulations. HIPAA requires covered entities and business associates, such as us, to have agreements with their business associates, pursuant to which business associates must agree to appropriately safeguard the PHI created or received on their behalf and to abide by statutory and other regulatory obligations under HIPAA. These obligations include, but are not limited to, the responsibility to (i) maintain physical, technical and administrative safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of PHI, (ii) report security incidents and other inappropriate uses or disclosures of PHI, including to individuals and governmental authorities, (iii) assist covered entities or business associates from which we obtain health information with certain duties under HIPAA; and (iv) enter into business associate agreements with our downstream contractors that access, use, and disclose the PHI we receive, create, and maintain, on behalf of our covered entity or business associate customers.

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

Other Laws and Regulations

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

Sales and Marketing

Currently, we predominantly rely upon a dedicated direct sales force and account management team to sell our solutions. The direct sales force is currently structured geographically and focuses on acquiring new health systems, large physician specialty practices and generating transactional sales with smaller practices and independent physicians. Our sales force mobilizes data to demonstrate a clear ROI for investing in our solution to potential customers. There is typically a 30-45 day implementation window from contract execution to first day of service to allow for provision of hardware, clinician workflow orientation, MDS assignment and receipt of EHR credentials.

Additional sales activity is driven by our account management team. The account management team is responsible for expansion within our existing client base. The team is currently structured by account segment: strategic enterprises, developing enterprises, and physician practices.

Our marketing efforts focus on lead generation, building market awareness and content support. Marketing drives market/brand awareness and inbound leads from both enterprises and physician practices. Our team tracks the effectiveness of specific marketing campaigns to ensure their efficacy against our established cost-per-lead and customer acquisition cost targets. A variety of marketing approaches are leveraged including search engine optimization, paid search advertising, social media campaigns, social media advertising, email marketing, and attending conferences. We also focus on end-to-end marketing campaigns to drive leads and awareness, such as our 2020 launch of Notes.

In 2021 we signed a few channel partnership deals with various groups, some of which have members who are clinicians. In general, these partnerships provide us with warm leads for a fee if we convert them into signed contracts.

Research & Development

Artificial Intelligence/Machine Learning (“AI/ML”)

We have integrated AI/ML into Notebuilder to increase efficiency by automatically providing note suggestions from the transcripts of recordings. This requires training AI/ML models to provide note suggestions based on key words from audio transcripts and audio-to-note patterns. We store audio and note records used in this process only if agreed to by the customer. We use speech-to-text tools, enhanced by our own adaptations, to produce multi-party transcripts for the persisted audios of selected doctor/patient visits. This is followed by an annotation process to assign labels to transcripts and the corresponding notes. The labels that come from the annotation step are used to develop classification models. The final stage is to apply one of several NLP methods to generate note suggestions which are then integrated into Notebuilder to further reduce the amount of human intervention needed to create a medical note. These models are being continuously improved.

Streaming Technologies

We are continuously improving our streaming platform, primarily to alleviate network hiccups, optimize audio quality for transcription and improve the clinician user experience. The goal is to improve the reliability and scalability of the Platform while reducing costs.

Devices for Providers

We continue to explore alternate hardware devices that can be used by clinicians. In addition to ease of use, improved audio quality, better connectivity and faster battery charge rate are some of the criteria used in our evaluation process.

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

Health information can be created and managed by authorized providers in a digital format capable of being shared with other providers across more than one healthcare organization. EHRs are built to share information with other healthcare providers and organizations — such as laboratories, specialists, medical imaging facilities, pharmacies, emergency facilities, and school and workplace clinics. EHR systems are selected by our customers either as independent physicians, clinics or health systems.

Currently, we do most of our note transfers manually. In 2021, we developed direct integration with the athena health EHR system and connected several of our customers. We are developing technology to direct-integrate our software tools into the other EHR systems used by our large enterprise customers. For our smaller customers we expect to continue to transfer notes to the EHR manually. As we scale within an enterprise health system, EHR integration improves note quality and enhances our operating efficiency. EHR integration will also help inform our machine learning models, thus increasing automation levels associated with note documentation.

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

We have been building and continue to build our patent portfolio relating to our technology platform. As of December 31, 2021, our patent portfolio consists of three pending patent applications in the United States. We regularly review our development efforts to assess the existence and patentability of new intellectual property.

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

We have filed for and obtained trademark protection in the United States for the AUGMEDIX word mark and AUGMEDIX CROSS logo for goods and services. We have also filed for trademark protection in India of the AUGMEDIX word mark for goods and services. We also have registered the domain name for our website, www.augmedix.com.

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

Our common stock is currently listed and traded on the Nasdaq Stock Market LLC (“Nasdaq”). We announced our listing on Nasdaq on October 26, 2021.

Our principal executive offices are located at 111 Sutter Street, Suite 1300, San Francisco, CA 94104. Our telephone number is (888) 669-4885. Our website address is www.augmedix.com. Information contained on, or that can be accessed through, our website is not a part of this Report.

Employees and Human Capital Resources

As of December 31, 2021, the Company had 183 full-time and part-time employees in the United States, 2 full-time employees in India, and 521 full-time employees in Bangladesh. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

Our corporate headquarters are located in San Francisco, California, where we lease approximately 12,936 square feet of office space under a lease agreement that expires in February 2025. We also lease 23,578 square feet of corporate office space in Dhaka, Bangladesh, and an additional 3,800 square feet of commercial space used for MDS training in an adjacent facility under a lease agreement which automatically renews quarterly unless notice is provided to terminate.

We believe our facilities meet our needs currently. We intend, however, to expand our facilities or add additional facilities in Dhaka, because we will reach the capacity of our existing facilities as our full workforce returns to the office, which we expect to happen at some point in 2022. We have identified suitable alternatives and/or additional space in Dhaka that will accommodate our needs but have not yet leased additional space. We believe these facilities will be sufficient for the foreseeable future.

Legal Proceedings

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this annual report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred significant losses in the past and will experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $17.9 million for the year ended December 31, 2021 and $15.6 million for the year ended December 2020. As of December 31, 2021, we had an accumulated deficit of $101.7 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.

Our ability to be profitable in the future depends upon continued demand for our solutions from existing and new customers. Further adoption of our solutions depends upon our ability to improve the quality of our products, enhance clinician and physician satisfaction and increase efficiency and productivity. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of customer contracts, the pricing and costs of our solutions, competitive offerings, macroeconomic conditions affecting the healthcare industry, the COVID-19 pandemic, and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

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

As of December 30, 2020, we had a $2.2 million “Paycheck Protection Program” loan under the Promissory Note, dated as of April 11, 2020, with East West Bank (the “PPP Loan”). We submitted our loan forgiveness application in November 2020 in accordance with the federal guidelines for the forgiveness of such loan, and we received notification that the full amount of the PPP Loan and accrued interest was forgiven on August 9, 2021.

Our cash and restricted cash balance stood at $41.6 million on December 31, 2021. However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to service our obligations under the Senior Secured Credit Facility Agreement when due. If we do not have sufficient cash flow from operations to service our debt, we will need to refinance our debt obligations or raise additional funding. There can be no assurance that we will be able to secure additional funding or refinance our existing debt on favorable terms, or at all.

Our sales have been concentrated in a small number of customers.

Our revenues have been concentrated in a relatively small number of large customers, and we have historically derived a significant percentage of our total revenues from a few customers. For fiscal years ended December 31, 2021 and 2020, our three largest customers accounted for 54% and 56%, respectively, of our consolidated revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. If one or more of these customers terminate all or any portion of their agreement, or if we fail to procure additional commitments with these or similarly significant customers, there could be a material adverse effect on our business, financial condition or results of operations.

Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

We depend on a limited number of MDS Vendors, and if we are unable to secure services from them, or the services they provide are inadequate, our business and operating results could be harmed.

We depend on a limited number of MDS Vendors in India and Sri Lanka who provide, manage and supervise a significant proportion of the MDSs we depend upon for our business. Any loss or interruption in our relationship with any of these MDS Vendors could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek services from alternative sources, either externally or internally, which may not have the required qualifications, or be available in time to meet demand or on commercially reasonable terms, if at all. In addition, any disruption in the ability of our MDS Vendors to secure services from MDSs could disrupt our offering.

The failure to achieve and maintain high-quality standards, including high accuracy of medical notes, reduction in errors that may cause harm to patients and avoidance of delays in the delivery of medical notes, could seriously hurt our business. If our MDS Vendors fail to provide high quality services, we may incur additional costs and loss of revenues and harm to our reputation.

Our MDSs observe the clinician-patient interaction through an audio/video stream or recording and extract the relevant elements of that interaction to create the medical notes that are then uploaded into the patient’s chart contained within the EHR system. We have limited control over the MDSs employed by our MDS Vendors and any significant interruption in the operation of the facilities where they are employed, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, or a failure of our MDS Vendors to handle higher volumes of use or train new personnel adequately, could reduce our ability to provide services, which could result in cancelled sales, loss of revenues and damage to our brand and reputation.

While we endeavor to ensure that our MDS Vendors and their MDSs comply with all of our corporate policies and practices, including privacy and data security practices, we have a limited ability to monitor and ensure compliance. If a Vendor deviates from these policies, our reputation with our customers may be harmed and we may incur liability from our customers or governmental agencies.

Since the global onset of the COVID-19 pandemic in April 2020, many of the MDSs employed by our MDS Vendors and us have been required to work from home to ensure their safety. The productivity of our MDSs may suffer as they continue to work within this new environment and our ability to ensure compliance with our privacy and data security policies is more limited than when they work in our MDS Operations Centers. This shift has also required additional IT resources for both us and our MDS Vendors and has made the training of MDSs remote, and therefore more resource-intensive. Any changes to these circumstances may require us to redesign our solutions.

During the first half of 2020, we shifted to a new payment arrangement with our MDS Vendors. This payment arrangement represents a substantial change from the previous model that was in effect prior to the first half of 2020 wherein MDS Vendors charged us additional flat fees for each MDS passing our training and certification requirements. Under the new arrangement, effective for all MDS Vendors, the hourly rate paid to each MDS Vendor for MDSs assigned to a clinician since the new payment arrangement went into effect reflects the amortized cost of training and certifications. This new model improves our cash flow but may put downward pressure on our gross margins as the proportion of newly assigned MDSs to total assigned MDS increases. If this arrangement proves unsatisfactory to us or our MDS Vendors, we may need to modify these arrangements, which may impact the availability or productivity of our MDSs and may ultimately adversely impact our business.

We depend on a number of technology providers, and if we are unable to source solutions from them then our business and operating results could be harmed.

Our solutions incorporate multiple software components obtained from licensors on a non-exclusive basis, such as medically tuned ASR software, customer relations management software and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support of the software version used in our solutions. In such circumstances, we may need to redesign our solutions with substantial cost and time investment to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our solutions.

Our solution depends on our ability to operate within the EHR systems of our customers, and if we are unable to access these systems then our operations and business and operating results could be harmed.

Any interruption in our ability to access our customer’s EHR systems, either due to software bugs, outages or changes in EHR licenses or policies, could interfere with our ability to update patient records.  For example, in 2020, Epic instituted a privacy and security policy change that restricted the ability of non-U.S. vendors from accessing the EHR system for certain Epic customers unless grandfathered. While Epic has since re-evaluated this policy, the re-institution of this policy or other similar restrictions could affect our ability to serve future customers with our foreign-based MDS vendors, and thus, negatively impact our operations.

Our significant international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.

While 100% of our revenue is generated from US-based health systems and clinicians, we do have significant international operations, including in emerging markets such as Bangladesh, India and Sri Lanka, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2021, approximately 74% of our employees were in Bangladesh, where we provide service for a significant number of our clinicians, development activities and various support functions. As of December 31, 2021, Bangladesh served 37% of our clinicians. The other clinicians were served out of India (51%), Sri Lanka (4%) and the US (8%).

Our strategy to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia may fail should we be unable to navigate the challenge of international operations. Operating in international markets, and particularly South Asia, requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. We cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

●	difficulties and costs associated with staffing and managing foreign operations;

●	anti-bribery or corruption compliance by us or our partners;

●	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our United States headquarters;

●	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

●	legal systems in which our ability to enforce and protect our rights may be different or less effective than in the U.S. and in which the ultimate result of dispute resolution is more difficult to predict;

●	differences in workplace cultures;

●	unexpected changes in regulatory requirements;

●	our ability to comply with differing technical and certification requirements outside the U.S.;

●	more limited protection for intellectual property rights in some countries;

●	adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;

●	fluctuations in currency exchange rates; and

●	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

If we fail to successfully develop and introduce new solutions and features to existing solutions, plus increase the automation of our current solution, our revenues, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and to add features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements. Similarly, our new solutions and features, including our investments in employing artificial intelligence/machine learning (“AI/ML”) in Notebuilder, use of new streaming technology solutions, introduction of new service features, use of new hardware devices and enhanced EHR system integration efforts, may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. If we encounter setbacks in our efforts to employ AI/ML and other automation tools to increase our operating efficiency, our business may suffer. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our platform and service, and the productivity and satisfaction of physicians and clinicians could decrease, which might result in decreased use of our Live and Notes solutions. If any of these problems were to arise, our revenues, operating results and reputation could suffer.

Due to the COVID-19 pandemic and emerging variants, we have taken certain precautions to keep our employees and contractors safe that could harm our business.

In light of the uncertain and evolving situation relating to the COVID-19 pandemic and emerging variants, we have taken measures intended to help minimize the risk of transmitting the virus to our employees and contractors, our customers and the communities in which we participate, which could negatively impact our business. In 2020 and 2021, these measures include temporarily requiring all non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually Company-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. As we have entered 2022, some of these aforementioned restrictions have been removed. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Under normal conditions, our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. Further, most of our U.S.-based and internationally-based MDSs have shifted to remote working, which may have an adverse impact on our business due to decreased morale among MDSs, increased strain on IT systems, increased difficulty in ensuring compliance with our data security and compliance policies, and increased difficulty in the training, development and recruitment of new MDSs. Our ability to service our customers with MDSs working remotely is contingent upon the consent of our customers, which some customers may not provide in the future as conditions improve and the perceived need for such arrangements diminishes. Although we continue to monitor the situation, including local guidance, and have formulated a return to office plan, the COVID-19 pandemic remains unpredictable, and the emergence of other variants could require that we reevaluate our return to office plans. If we are unable to return to our offices and cutback current restrictions, continued limitations on travel and doing business in-person could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts and our ability to recruit employees across the organization. The potential adverse impact in sales and marketing, in particular, could have longer term effects on our sales pipeline, which could harm our business. Our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and emerging variants to manage its effects on our business and workforce. The extent to which the COVID-19 pandemic and emerging variants and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.

The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our customers. Our future success will depend on our ability to: enhance our current products, including Notes and Live; introduce new products in order to keep pace with products offered by our competitors and the evolving needs of our customers; enhance capabilities, including efforts to increase operating efficiency through improvements to our automation tools; increase the performance of our internal systems, particularly our systems that meet our customers’ requirements and integration with their EHR systems; and adapt to technological advancements and changing industry and regulatory standards for privacy and the management of EHR systems. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to increase efficiency for healthcare enterprises and improve patient and clinician satisfaction may adversely impact our business and operating results. The failure to continually develop enhancements and use of technologies such as AI/ML, use of new streaming technology solutions, advancements in hardware devices for clinicians and enhanced EHR systems integration efforts may impact our ability to increase the efficiency of, and reduce costs associated with, operational risk management and compliance activities.

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

To execute our business strategy, we must attract and retain highly qualified personnel. If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had key employees leave in the past. We cannot provide any assurance that key employees will not leave in the future. In particular, we compete with many other companies for software developers and other skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions job candidates often consider the value of the equity incentives they are to receive in connection with their employment. We and our MDS Vendors also face increasing competition in the recruitment of MDSs in the United States, Bangladesh, India and Sri Lanka, both from competitors and other opportunities emerging for those with our MDSs’ skillset. If we and our MDS Vendors experience difficulty in recruiting and retaining MDSs, our business may be adversely affected. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees could be adversely affected. We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

Our operating results have fluctuated, and are likely to continue to fluctuate, making our quarterly results difficult to predict, which may cause us to miss analyst expectations and may cause the price of our common stock to decline.

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

Comparisons of our revenues and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

●	the financial health of our healthcare customers and budgetary constraints on their ability to outsource medical note documentation;

●	the availability of government funding for healthcare facilities operated by the U.S. federal, state and local governments;

●	occurrence of health epidemics or contagious diseases, such as the novel coronavirus, and potential effects on our business and operations;

●	market acceptance and adoption of our Live and Notes solutions;

●	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

●	our ability to expand our sales and marketing operations;

●	our ability to successfully integrate any future acquired businesses, technologies or assets;

●	the announcement of new significant contracts or relationships;

●	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

●	changes in how healthcare operating and capital budgets are administered within the enterprise;

●	changes in customer deployment timelines;

●	variations in the number of new customers booked;

●	our mix of solutions and the varying revenue recognition rules that apply;

●	new competitive product launches that negatively impact sales or our sales cycle;

●	acquisitions or mergers of our competitors, or new partnerships that create new competitors, that create uncertainty in the market and impact our sales or our sales cycle;

●	pricing, including discounts by us or our competitors;

●	our ability to successfully deploy our solutions in a timely manner;

●	our ability to forecast demand and manage operations efficiently;

●	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

●	federal or state government shutdowns;

●	fluctuations in foreign currencies in Bangladesh, India and Sri Lanka; and

●	future accounting pronouncements and changes in accounting policies.

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

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Additionally, the Patient Protection and Affordable Care Act, or PPACA, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that would otherwise be lawful in businesses outside of the healthcare industry.

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

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry, as well as our ability to increase the number and quality of solutions that we sell to our customers. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting EHRs, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications to our solutions and services, or result in delays or cancellations of orders or reduce funds and demand for our solutions and services.

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

As we continue to pursue opportunities for larger deals that have greater technical complexity or that involve the deployment of products and services that are untested as compared to our older products, including deals that require more complex integrations with our customer’s workflows, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals, we have been, and may continue to be, required to agree to customer acceptance and cancellation clauses. With acceptance clauses, delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional costs in an effort to obtain such customer acceptance. Cancellation clauses may result in a customer canceling an order for services, which could impact our revenues.

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

Because techniques used to obtain unauthorized access, exploit vulnerabilities or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures. Certain of our customers may have a greater sensitivity to security defects or breaches in our software than to defects in other, less critical, software solutions. Any actual or perceived security breach or theft of the business-critical data of one or more of our customers, regardless of whether the breach is attributable to the failure of our software or solutions, may adversely affect the market’s perception of our solutions. There can be no assurance that limitation of liability, indemnification or other protective provisions in our contracts would be applicable, enforceable or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements. Because the majority of our employees, MDS Vendors and MDSs have shifted to remote work due to ongoing local shelter-in-place orders arising from the COVID-19 pandemic, our ability to safeguard our systems may be adversely impacted, and we may be more susceptible to data security breaches.

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

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy or discover aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to our technologies and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management focus and efforts.

Our sales cycles are lengthy, and it is difficult for us to predict when or if sales will occur.

Our sales efforts are often targeted at larger healthcare systems, and large physician specialty practices, and as a result, we face greater costs, must devote greater sales support to individual customers, have longer sales cycles and have less predictability in completing some of our sales. Also, sales to large healthcare systems often require us to provide greater levels of education regarding the use and benefits of our solutions. Our average sales cycle length for a new customer across all customer segments is approximately three months. For physician practices, the average is about two months and approximately five months for large healthcare enterprises, as measured from the point of initial contact with a potential client to the time a contract is signed. Our average sales cycle for an expansion of an existing client is approximately one month.

We believe that our customers view the purchase of our solutions as a significant and strategic decision. As a result, customers carefully evaluate our solutions, often over long periods with a variety of internal constituencies. In addition, the sales of our solutions may be subject to delays if the customer has lengthy internal budgeting, integration, information security reviews, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions in the healthcare industry. As a result, it is difficult to predict the timing of our future sales.

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

We must increase the number of our sales opportunities toto grow our revenues. We must improve the market awareness of our solutions, expand our relationships with our channel partners and create new channel partnerships, in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. Further, as we increase our efforts to target smaller medical practices and independent physicians as well as leverage channel partnerships to drive sales, we may be unable to tailor our sales efforts to these strategies. If we are unable to significantly improve our sales execution, increase the awareness of our solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Our customers have no obligation to renew their agreements after the expiration of the initial contract term, and there can be no assurance that they will do so. We have had in the past, and may in the future, have customers discontinue the use of our solutions, which may impact such customers’ decisions to continue to use our solutions.

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

Our industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in our markets are breadth and depth of services, technology and domain expertise, service quality, reliability of products, services and personnel, the ability to attract, train and retain qualified people, compliance rigor, price and marketing and sales capabilities. In particular, as AI/ML technology develops further and begins to proliferate, competitors may be able to better utilize this technology to automate the medical note documentation process, rendering our solution less competitive. Furthermore, the recruitment and retention of MDSs has become more competitive in the United States, Bangladesh, India and Sri Lanka as increasing opportunities emerge for our trained MDSs, and we may be unable to attract and retain high quality people which could cause the quality and competitiveness of our medical note documentation solution to suffer. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or transcription services, off-shore transcription service providers in low-cost locations, and in-house staff of potential customers.

Some of our competitors have greater financial, marketing, technological or other resources and larger client bases than we do and may expand their service offerings and compete more effectively for customers and employees than we do. Some of our competitors have more established reputations and client relationships in our markets than we do. There could also be new competitors that are more powerful as a result of strategic consolidation of smaller competitors or of companies that each provide different services or service different industries. If our competitors develop, acquire, or market technologies or products that are more effective than ours, this could reduce or eliminate our commercial opportunity.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and most of our MDSs and MDS Vendors are located in South Asia, a region known to suffer terrorism and natural disasters, including floods, typhoons, droughts and epidemics or contagious diseases. A significant natural disaster, such as an earthquake, fire or a flood, or epidemic or contagious disease, such as the COVID-19 pandemic, occurring at our headquarters, our other facilities, or where our MDSs are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster, an epidemic or contagious disease, or by man-made problems, such as power disruptions, in the San Francisco Bay Area, Bangladesh, India or Sri Lanka could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could harm our business, operating results and financial condition.

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

We currently employ third-party data centers in the United States for hosting our solution and for retention of data, and we may transfer data to other providers or locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service, data loss or corruption may subject us to liability to our customers, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional privacy and data protection laws that apply to the transmission of customer data across international borders.

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

Market opportunity estimates and growth forecasts included in this Annual Report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our services relative toto those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

We may require additional capital to support our business growth, and such capital may not be available.

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new solutions or enhance existing solutions, enhance our operating infrastructure, expand our sales and marketing capabilities, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in additional equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue to support our business growth and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of, or eliminate some or all of our initiatives, which could harm our operating results.

Our Senior Secured Credit Facility Credit Agreement provides our lenders with first-priority liens against substantially all of our assets, including our intellectual property, and contain covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our Senior Secured Credit Facility Credit Agreements restricts our ability to, among other things:

●	convey, sell, lease, transfer or otherwise dispose of our business or property;

●	liquidate or dissolve;

●	engage in any business other than the business currently engaged in or reasonably related thereto;

●	engage in business combinations or acquisitions;

●	incur additional indebtedness;

●	allow any lien or encumbrance on any of our property;

●	pay any dividends or repurchase any stock; or

●	make payment on or amend the terms of any subordinated debt.

Our failure to comply with the covenants or meet our payment requirements, or the occurrence of other events specified in our Senior Secured Credit Facilities Credit Agreement, could result in an event of default under the Senior Secured Credit Facilities Credit Agreement, which would give our lenders the ability to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all our personal property assets, including our intellectual property, as collateral. If the debt under our Senior Secured Credit Facilities Credit Agreements was to be accelerated, we may not have sufficient cash on hand to repay it. Further, in such an event, if we are unable to repay, refinance or restructure our indebtedness under our Senior Secured Credit Facilities Credit Agreement, the holders of such debt could proceed against the collateral securing that indebtedness, which may result in the loss of crucial assets, including our intellectual property rights. The acceleration of our obligations under the Senior Secured Credit Facilities Credit Agreement, or the lender proceeding against the collateral securing such obligations, would have an immediate adverse effect on our business and operating results.

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

Under accounting standards update No. 2014-09, Revenue from Contracts with Customers, (“ASC 606”), we recognize revenues when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenues consists of the monthly service fees for Live and Notes services. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenues in future quarters. Such changes may make it challenging to forecast our revenues for future periods, as both the mix of solutions and services we will sell in a given period, as well as the size of contracts, is difficult to predict.

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

Our sales contracts are denominated in U.S. dollars. However, a portion of our operating expenses are incurred in Bangladesh and India and are denominated in Bangladeshi Takas and Indian Rupees and are therefore subject to fluctuations due to changes in those currencies’ exchange rates in relation to the U.S. dollar. Historically, we have not, and we currently do not, use foreign exchange forward contracts to hedge against certain cash flow exposures resulting from changes in foreign currency exchange rates. We may decide to use forward currency contracts in the future, but this hedging strategy may not ultimately be effective and may adversely affect our financial condition and operating results.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the U.S. and the ability to attract and retain skilled employees outside the U.S. We believe, however, that because of rapid economic growth in India, Sri Lanka, and Bangladesh and the increased competition for skilled employees in those countries, wages for comparably skilled employees are increasing at a faster rate than in the U.S., which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. To the extent that we are not able to control or share wage increases with our customers, wage increases may reduce our margins. We will attempt to control such costs through increased reliance on technologies, such as AI and ML, in the delivery of our services, but we may not be successful in doing so.

Financial volatility and geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

We could experience negative impacts to our business and results of operations as a result of macroeconomic, geopolitical and other challenges, uncertainties and volatility. For example, the recent action of Russian military forces and support personnel in Ukraine has escalated tensions between Russia and the U.S., the North Atlantic Treaty Organization, the European Union (the “EU”) and the United Kingdom (the “U.K.”). The U.S. has imposed, and is likely to impose additional material financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions, either implemented or planned by the EU, the U.K. and other jurisdictions. The U.S., the EU, and the U.K. each imposed packages of financial and economic sanctions that, in various ways, constrain transactions with numerous Russian entities and individuals; transactions in Russian sovereign debt; and investment, trade, and financing to, from, or in certain regions of Ukraine. The recent action of Russian military forces and support personnel in Ukraine and the foregoing actions by the U.S., the EU, the U.K. and other jurisdictions could have a lasting impact on regional and global economies. It is not possible to predict to what extent the foregoing events may negatively impact economies around the world, including the U.S. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile and could decline.

The market price of our common stock has fluctuated substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and has had the same effect on our common stock. The market price of shares of our common stock is subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

We are obligated to develop and maintain proper and effective internal controls over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

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

The report by management will need to include disclosure of any material weaknesses identified in internal controls over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act following the consummation of the Merger, its independent registered public accounting firm will not be required to attest to the effectiveness of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made to internal controls and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

We are in the early stages of developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in internal controls over financial reporting, we will be unable to assert that internal controls over financial reporting are effective. We are also in the process of integrating a new information technology integration project at our company, which could result in additional risks relating to our ability to implement the system and processing documentation necessary to perform the evaluation needed to comply with Section 404.

If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we were not initially listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite follow-on offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares could have an adverse effect on our ability to develop a liquid market for our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (“DGCL”), our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

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

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Pursuant to the registration rights agreement we entered into with certain holders of our common stock issued in connection with the Merger and the Private Placement (as defined below) following the Effective time of the Merger or held by our pre-Merger stockholders (the “Registration Rights Agreement”), we agreed, at our expense, and filed a registration statement with the Securities Exchange Commission (“SEC”) registering the resale of up to 29,174,239 shares of our common stock and warrants, which consists of shares of our common stock and warrants that are held by our pre-Merger stockholders or were issued in connection with the Merger and the Private Placement. Following declaration of the registration statement’s effectiveness by the SEC on February 4, 2021 (the “Prior Registration Statement”), the Prior Registration Statement permits the resale of these shares at any time for up to three years following the effective date of such registration statement. The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Sales of a substantial number of such shares could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Furthermore, we expect that selling stockholders will continue to offer shares covered by the Prior Registration Statement in significant amounts and for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, where we lease approximately 12,936 square feet of office space under a lease agreement that expires in February 2025. We also lease 23,578 square feet of corporate office space in Dhaka, Bangladesh, and an additional 3,800 square feet of commercial space used for MDS training in an adjacent facility under a lease agreement which automatically renews quarterly unless notice is provided to terminate.

We believe our facilities meet our needs currently. We intend, however, to expand our facilities or add additional facilities in Dhaka, because we will reach the capacity of our existing facilities as our full workforce returns to the office, which we anticipate will happen at some point in 2022. We have identified suitable alternatives and/or additional space in Dhaka that will accommodate our needs but have not yet leased additional space. We believe these facilities will be sufficient to accommodate our needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS OF RECORD

On March 29, 2021, shares of our common stock were approved for trading on the OTCQX under the symbol “AUGX”. Since October 26, 2021, our common stock has been listed for trading on Nasdaq under the symbol “AUGX.” Quotations for our common stock while it was quoted on the OTCQX Best Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS OF RECORD

As of March 15, 2022, there were approximately 91 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

No securities were sold from January 1, 2021 through December 31, 2021 that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. RESERVED

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

Overview

Augmedix, Inc. was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. Clinicians access our applications through mobile devices such as smartphones or Google Glass. Once accessed, the client application provides clinicians with a secure communication channel to the Augmedix Ambient Automation Platform (AAP). The AAP houses our note creation software and is overseen by our Medical Documentation Specialists (MDSs). Our proprietary Natural Language Processing (NLP) technology, with assistance from the MDS, identifies, classifies and extracts the relevant medical elements from the clinician patient interaction. These elements are used by our proprietary note creation tool “Notebuilder” to automatically generate the medical note, which, when completed, is uploaded into the patient’s chart contained within the EHR system. The EHR system is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the United States is provided in ambulatory or clinical environments and hospitals. We focus most of our efforts in the ambulatory/clinical segment of the patient care market. Roughly 75% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 25% consists of small practices and individual practitioners.

We have generated in excess of five million medical notes since we began offering our service and are currently delivering over 40,000 notes to our customers each week. We estimate that our solution saves doctors two to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal benefits to healthcare enterprises from our services are increased productivity and higher clinician and patient satisfaction.

The COVID-19 pandemic and resulting safety protocols have prompted a shift towards delivering health services remotely via telemedicine. Our technology platform was designed to enable real-time, two-way communication between remotely located participants. We believe telemedicine will remain an important part of health services delivery even after the end of the COVID-19 pandemic. The pandemic also served as a catalyst for the industry’s adoption of virtual solutions such as ours.

The COVID-19 pandemic has required modifications to how we deliver our service. While our general business model is to house MDSs within centralized operating centers, local shelter-in-place orders and safety restrictions have required us to shift to work-from-home for most employees and contracted employees. We will continue our work from home model until and to the extent that local conditions allow for more employees to safely work from our operations centers. Further, we instituted additional system controls to ensure compliance with our privacy practices.

Our technology vision is to automate as much of the medical note creation process as possible by combining artificial intelligence technologies, such as automated speech recognition and natural language processing, with structured data models. While the unstructured nature of a conversation between physician and patient creates challenges to fully automating the process, we believe that increasing levels of automation generate significant benefits including improved operating efficiencies, higher-quality medical notes, and a more uniform level of note quality.

Our automation approach is based upon our belief that some level of human interaction is currently a necessary part of a high quality note creation process. We train our MDSs to be experts at using our technology tools to consistently and efficiently deliver high quality comprehensive medical notes.

COVID-19 Pandemic Update

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 pandemic and in compliance with ongoing workplace restrictions orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken measures intended to help minimize the risk of transmitting the virus to our employees and contractors, our customers and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring most non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually our sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. As we have entered 2022, some of these aforementioned restrictions have been removed. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Under normal conditions, our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors.

The COVID-19 pandemic negatively impacted revenue from March 2020 to June 2020, as we experienced lower revenues due a significant number of Clinicians going on hold (i.e., temporarily pausing service as their patient volumes dropped dramatically) during the height of the COVID-19 pandemic. From April 2020 into August 2020, we implemented cost reduction actions across all functional disciplines of the Company, including headcount reductions and temporary salary reduction measures. By July 2020, our monthly revenue exceeded the previous record achieved in February 2020 as patient volumes increased to normalized levels.

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

Underwritten Public Offering

On October 28, 2021, we completed our underwritten public offering, at which time we issued an aggregate of 10,000,000 shares of our common stock at a price of $4.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of our common stock at a price of $4.00 per share. This option was not exercised. We received net proceeds of approximately $35.9 million, after deducting underwriting discounts and commissions of $3.2 million and other offering expenses of $0.9 million.

Listing on the Nasdaq Stock Market

On October 26, 2021, shares of our common stock were listed for trading on Nasdaq under the symbol “AUGX.”

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Year Ended December 31,
	2021	2020
Key Metrics
Average clinicians in service headcount	750	555
Average annual revenue per clinician	$29,200	$29,344
Dollar-based net revenue retention rate	124%	114%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 220 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service stood at 750 and 555 for the years ended December 31, 2021 and 2020, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to approximately $29,200 in fiscal 2021 from $29,300 in fiscal 2020 due a mix shift to more clinicians utilizing our Notes offering, which has a lower average revenue per user (ARPU).

Dollar-Based Net Revenue Retention Rate: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 124% in fiscal 2021 from 114% in fiscal 2020 with the increase driven both by significant expansion of several health enterprises to whom we have meaningful revenue exposure. Growth from existing clients has historically represented a majority of our total revenue growth.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term, and are subject to a 90 day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients, is infrequent. In fiscal 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients. We lost three Health Enterprise clients in fiscal 2020, with the COVID-19 pandemic being the main contributing factor for these losses, but we also won three new Health Enterprise clients during 2020. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as assessing the adequacy of clinician facility Wi-Fi capabilities, shipping devices and accessories to clinicians, testing, selecting and assigning MDSs, obtaining EHR credentials for the MDSs and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

Cost of Revenues and Gross Profit

Cost of Revenues. Our cost of revenues primarily consists of the cost of the MDSs, some of whom are employees of our Vendors and some of whom are our employees, their direct supervisors, clinician support, and technical support. Cost of revenues also consists of infrastructure costs to operate our SaaS-based platform such as hosting fees and fees paid to various third-party partners for access to their technology, plus hardware depreciation and cost of shipping for the devices and accessories we provide to our clinicians.

Gross Profit. Our gross profit is calculated by subtracting our cost of revenues from revenues. Gross margin is expressed as a percentage of total revenues. Our gross profit may fluctuate from period to period as revenues fluctuate, and as a result of the mix of MDS centers from which service is provided, operational efficiencies, product mix, and changes to our technology expenses and customer support.

Our gross profit varies by MDS center. We plan to focus on and grow the operations of the MDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation, such as Notebuilder, to reduce the level of effort required by MDSs and the number of MDSs needed overall to deliver our services. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas, plus the mix of MDS centers, could affect our cost of revenues in the future. Our move during the first half of 2020 to all-in pricing with vendors may create some limited gross margin headwinds.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, insurance, information technology, compliance, legal, and human resources personnel, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and stock-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include onboarding costs for new clinicians and costs for advertising and other marketing activities. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts.

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

Interest Expense, net

Interest expense, net, consists primarily of the interest incurred on our debt obligations and the non-cash interest expense associated with the amortization of debt discounts. Interest expense is offset by any interest income we earn on our cash balances held in our interest-bearing savings account.

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

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Revenues	$22,165	$16,483
Cost of revenues	12,158	9,689
Gross profit	10,007	6,794
Operating expenses:
General and administrative	13,759	11,567
Sales and marketing	7,508	4,398
Research and development	6,678	4,522
Total operating expenses	27,945	20,487
Loss from operations	(17,938)	(13,693)
Other income (expenses):
Interest expense	(2,498)	(1,453)
Interest income	15	11
Forgiveness of PPP loan	2,180	—
Other income (expenses)	390	(469)
Total other income (expenses), net	87	(1,911)
Net loss	$(17,851)	$(15,604)

Comparison for the years ended December 31, 2021 and 2020:

Revenues

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Revenues	$22,165	$16,483	$5,682	34%

Revenues increased 34%, or $5.7 million, to $22.2 million during the year ended December 31, 2021, as compared to $16.5 million during the year ended December 31, 2020. The increase was primarily attributable to a 35% increase in the average number of clinicians in service. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians, growth of the clinicians using the Notes product, and the growth of physician practices. Dollar-based net revenue retention for our health enterprises was 124% in the year ended December 31, 2021, and our existing Health Enterprises added $4.2 million to revenue. The growth in the number of clinicians in service among our physician practices and our Notes customers added $1.4 million in revenue, while Data Services added $0.1 million.

Cost of Revenues and Gross Margin

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenues	$12,158	$9,689	$2,469	25%

Cost of revenues increased $2.5 million, or 25% to $12.2 million during the year ended December 31, 2021, as compared to $9.7 million during the year ended December 31, 2020. The increase was primarily attributable to a $2.3 million increase in MDS costs to service the growth in clinicians in service during 2021 and $0.2 million of post employment benefits as a result of establishing a savings fund for eligible Bangladesh employees during the fourth quarter of 2021. These increases were offset by a $0.1 million decrease in third-party hosting costs resulting from our operating efficiencies. Further, the write-off of a lease provision associated with our previous office lease lowered our cost of revenue by $0.1 million in the year ended December 31, 2021. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 45.1% during the year ended December 31, 2021, as compared to 41.2% during the year ended December 31, 2020. Excluding the lease reversal in the second quarter and the one-time post-employment benefit in the fourth quarter of 2021, adjusted gross margin for the year ended December 31, 2021 was 45.5%.

General and Administrative Expenses

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$13,759	$11,567	$2,192	19%

General and administrative expenses increased $2.2 million to $13.8 million during the year ended December 31, 2021, as compared to $11.6 million during the year ended December 31, 2020. The increase was primarily attributable to a $0.6 million increase due to COVID related temporary salary reductions taken in the year ended December 31, 2020, and a $0.8 million increase in legal fees, insurance premiums, professional fees, compliance costs and other incremental costs associated with being a public company. The increase was also due to a $0.4 million increase of the people operations costs, a $0.3 million of increased costs associated with corporate software and telecom expenses, a $0.3 million increase of executive compensation and a $0.1 million increase in facility related expenses due to our new lease. General and administrative expenses in the year ended December 31, 2021 were lowered by $0.1 million due to the write-off of a lease provision associated with our previous office lease, a $0.2 million gain as a result of negotiated reduction of previously invoiced transaction-related expenses.

Sales and Marketing Expenses

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$7,508	$4,398	$3,110	71%

Sales and marketing expenses increased $3.1 million to $7.5 million during the year ended December 31, 2021, as compared to $4.4 million during the year ended December 31, 2020. The increase was primarily attributable to an increase of $2.3 million in compensation as a result of higher headcount and commissions due to higher bookings, an increase of $0.8 million in advertising spend, and $0.01 million of post employment benefits as a result of establishing a savings fund for eligible Bangladesh employees during the fourth quarter of 2021, offset by $0.04 million due to the write-off of a lease provision associated with our previous office lease.

Research and Development Expenses

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$6,678	$4,522	$2,156	48%

Research and development expenses increased $2.2 million to $6.7 million during the year ended December 31, 2021, as compared to $4.5 million during the year ended December 31, 2020. The increase was primarily attributable to a $2.2 million investment into engineering and product headcount, an increase of $0.1 million for post employment benefits as a result of establishing a savings fund for eligible Bangladesh employees during the fourth quarter of 2021, offset by a $0.1 million reduction in our training expenses for new MDSs due to our new contract terms with our Vendors in how we pay for their training efforts, despite significantly increased numbers of clinicians going into service. Research and development expenses in the year ended December 31, 2021, were lowered by $0.05 million due to the write-off of a lease provision associated with our previous office lease.

Other Income (Expense)

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Interest expense	$(2,498)	$(1,453)	$(1,045)	72%
Interest income	15	11	4	36%
Forgiveness of PPP loan	2,180	—	2,180	100%
Other income (expense)	390	(469)	859	(183)%
	$87	$(1,911)	$1,998	(105)%

Our interest expense increased $1.0 million to $2.5 million during the year ended December 31, 2021, compared to $1.5 million during the year ended December 31, 2020. The increase was primarily attributable to a $0.2 million loss on debt extinguishment as a result of refinancing our debt and an increase of $0.8 million in interest expense from the new debt facility.

The full amount of our PPP Loan and accrued interest was forgiven and we recorded a gain from the forgiveness of the PPP Loan of $2.2 million during the third quarter of 2021.

Other income (expenses), net increased by $0.9 million during the year ended December 31, 2021 as we received $0.4 million in grants from the Bangladesh government for our investments and expenditures in that country compared to $0.2 million during the year ended December 31, 2020. Additionally, during the year ended December 31, 2020 we recognized $0.7 million of expense due to the warrant liability revaluation. Subsequent to the Merger, the warrants were eligible for equity classification and are no longer subject to re-measurement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from private sales of common stock, preferred stock issued previous to 2020, and cash from borrowings under various debt facilities, which are further described below. As of December 31, 2021, we had cash and restricted cash of $41.6 million. Since Private Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private sale of over $185 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2021 of $101.7 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our recent capital raise and cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the December 31, 2021 Form 10-K. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Cash (used in) provided by
Operating activities	$(18,592)	$(14,399)
Investing activities	(611)	(647)
Financing activities	37,827	26,417
Effects of exchange rate changes on cash and restricted cash	(10)	(1)
Net increase in cash and restricted cash	$18,614	$11,370

Operating Activities

Cash used in operating activities was $18.6 million and $14.4 million for the years ended December 31, 2021 and 2020, respectively. Cash used in operating activities during the year ended December 31, 2021 principally resulted from our net loss of $17.9 million, which includes non-cash charges of $1.3 million, and increase in working capital of $2.0 million. Cash used in operating activities during the year ended December 31, 2020 principally resulted from our net loss of $15.6 million, which includes non-cash charges of $2.2 million, and increase in working capital of $1.0 million.

Investing Activities

Cash used in investing activities was $0.6 million for both of the years ended December 31, 2021 and 2020. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2021 of $37.8 million principally resulted from $40.0 million in proceeds from sale of our common stock, $15.0 million in debt proceeds and $0.2 million of proceeds from exercise of stock options which were offset by $13.0 million in repayment of the existing debt agreements, $0.2 million in payments for financing costs related to the new debt arrangement and $4.1 million in payments for offering costs relating to the equity issuance.

Cash provided by financing activities during the year ended December 31, 2020 of $26.4 million principally resulted from $24.3 million in net proceeds from sale of our common stock, $2.2 million in debt proceeds and $0.5 million in proceeds from the sale of our convertible preferred stock which were offset by $0.6 million in payments made to unaccredited investors in connection with the Merger.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2021:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	16,125	1,500	14,625	—	—
Operating lease obligations	2,843	918	1,925	—
Total	$18,968	$2,418	$16,550	$—	$—

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve the identification of performance obligations in revenue recognition and valuation of our warrant liability and stock-based compensation, including the underlying deemed estimated fair value of our common stock. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

Stock-Based Compensation

We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award, for awards where vesting is subject to a service condition. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, the most critical of which is the estimated fair value of our common stock.

The estimated fair value of each grant of stock options awarded during fiscal 2021 and fiscal 2020 were determined using the following methods and assumptions:

●	Estimated fair value of common stock. Prior to our stock becoming publicly traded, our board of directors periodically estimated the fair value of our common stock considering, among other things, contemporaneous valuations of our preferred and common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

●	Expected term. Due to the lack of a public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (SAB 107), Share-Based Payment, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

●	Risk-free interest rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	Expected volatility. The expected volatility is based on historical volatilities of peer companies within our industry which were commensurate with the expected term assumption, as described in SAB 107.

●	Dividend yield. We assume a dividend yield of 0% because we have never paid, and for the foreseeable future do not expect to pay, a dividend on our common stock.

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

Once our common stock was quoted on the OTCQX in March 2021, it was no longer necessary to use estimates to determine the fair value of the common stock. In addition, as all of our preferred stock was converted into common stock, we will no longer need to estimate the fair value of preferred stock.

During 2021, we issued awards where vesting is subject to performance and/or market conditions. We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the derived service period once the performance condition is probable of being achieved. The fair value of these stock options is estimated at the time of grant using a Monte Carlo simulation, which requires the use of inputs and assumptions such as the estimated probability of satisfying the market condition, expected closing price, expected term, risk-free interest rate and expected volatility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Augmedix, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Augmedix, Inc.

San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Augmedix, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and comprehensive loss and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2018.

San Francisco, California

March 30, 2022

Augmedix, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Current assets:
Cash	$41,255	$20,762
Restricted cash	125	2,211
Accounts receivable, net of allowance for doubtful accounts of $64 and $10 at December 31, 2021 and 2020, respectively	7,178	2,693
Prepaid expenses and other current assets	1,868	1,104
Total current assets	50,426	26,770
Property and equipment, net	982	992
Restricted cash, non-current	207	—
Deposits	68	173
Total assets	$51,683	$27,935

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$1,500	$—
Note payable, current portion	—	2,894
Subordinated note payable, current portion	—	3,719
Accounts payable	1,365	259
Accrued expenses and other current liabilities	4,259	3,109
Deferred revenues	6,238	5,439
Customer deposits	632	1,053
Total current liabilities	13,994	16,473
Note payable, net of current portion	—	2,180
Subordinated note payable, net of current portion	—	6,158
Loan payable, net of current portion	13,337	—
Deferred rent, net of current portion	273	—
Other liabilities	395	—
Total liabilities	27,999	24,811
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 37,387,472 and 26,859,850 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	3
Additional paid-in capital	125,479	87,051
Accumulated deficit	(101,729)	(83,878)
Accumulated other comprehensive loss	(70)	(52)
Total stockholders’ equity	23,684	3,124
Total liabilities, convertible preferred stock and stockholders’ equity	$51,683	$27,935

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Revenues	$22,165	$16,483
Cost of revenues	12,158	9,689
Gross profit	10,007	6,794
Operating expenses:
General and administrative	13,759	11,567
Sales and marketing	7,508	4,398
Research and development	6,678	4,522
Total operating expenses	27,945	20,487
Loss from operations	(17,938)	(13,693)
Other income (expenses):
Interest expense	(2,498)	(1,453)
Interest income	15	11
Forgiveness of PPP Loan	2,180	—
Other income (expenses)	390	(469)
Total other income (expenses), net	87	(1,911)
Net loss	$(17,851)	$(15,604)
Other comprehensive loss:
Foreign currency translation adjustment	(18)	(11)
Total comprehensive loss	$(17,869)	$(15,615)
Net loss per share of common stock, basic and diluted	$(0.62)	$(2.22)
Weighted average shares of common stock outstanding, basic and diluted	28,914,909	7,033,670

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit)

			Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2020	14,639,043	$53,882	833,505	$—	$3,174	$(68,274)	$(41)	$(65,141)
Issuance of Series B convertible preferred stock, net of issuance costs	173,752	401	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(14,804,274)	(54,242)	14,804,274	2	54,241	—	—	54,243
Reclassification of convertible preferred stock warrant liability	—	—	—	—	5,231	—	—	5,231
Payment to unaccredited investors upon consummation of the Merger	(8,521)	(41)	(183,510)	—	(546)	—	—	(546)
Issuance of common stock to former stockholders of Malo Holdings Corporation	—	—	2,166,667	—	(52)	—	—	(52)
Sale of common stock in private placement	—	—	9,138,855	1	24,255	—	—	24,256
Exercise of common stock options	—	—	100,059	—	80	—	—	80
Stock-based compensation expense	—	—	—	—	668	—	—	668
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(15,604)	—	(15,604)
Balance at December 31, 2020	—	$—	26,859,850	$3	$87,051	$(83,878)	$(52)	$3,124
Issuance of common stock, net of issuance costs	—	—	10,000,000	1	35,890	—	—	35,891
Issuance of common stock to service provider	—	—	120,000	—	600	—	—	600
Issuance of common stock warrants	—	—	—	—	395	—	—	395
Net exercise of common stock warrants	—	—	162,507	—	—	—	—	—
Issuance of common stock in connection with exercise of warrants	—	—	4,208	—	4			4
Exercise of common stock options	—	—	240,907	—	152	—	—	152
Stock-based compensation expense	—	—	—	—	1,387	—	—	1,387
Foreign currency translation adjustment	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(17,851)	—	(17,851)
Balance at December 31, 2021	—	$—	37,387,472	$4	$125,479	$(101,729)	$(70)	$23,684

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(17,851)	$(15,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	867
Stock-based compensation	1,387	668
Non-cash interest expense	498	156
Non-cash advertising expense	400	—
Change in fair value of preferred stock warrant liability	—	744
Non-cash portion of loss on debt extinguishment	161	—
Forgiveness of PPP loan	(2,180)	—
Loss on disposal of property and equipment	16	—
Provision for bad debt	(54)	—
Deferred rent	338	(210)
Changes in operating assets and liabilities:
Accounts receivable	(4,431)	(402)
Prepaid expenses and other current assets	(564)	(647)
Deposits	105	—
Accounts payable	1,015	(397)
Accrued expenses and other liabilities	1,499	498
Deferred revenues	799	(72)
Customer deposits	(421)	—
Net cash used in operating activities	(18,592)	(14,399)
Cash flows from investing activities:
Purchase of property and equipment	(611)	(647)
Net cash used in investing activities	(611)	(647)
Cash flows from financing activities:
Cash paid in connection with the Merger, net of cash acquired	—	(46)
Payment to unaccredited investors of Augmedix Operating Corporation	(22)	(555)
Proceeds from sale of common stock	40,000	27,417
Proceeds from exercise of common stock warrants	4	—
Payment of offering costs in relation to common stock issuance	(4,109)	(3,159)
Proceeds from exercise of stock options	152	80
Proceeds from issuance of convertible notes payable	—	500
Proceeds from loan payable	15,000	—
Proceeds from note payable	—	2,180
Repayment of note payable	(12,966)	—
Payment of financing costs	(232)	—
Net cash provided by financing activities	37,827	26,417
Effect of exchange rate changes on cash and restricted cash	(10)	(1)
Net increase in cash and restricted cash	18,614	11,370
Cash and restricted cash at beginning of year	22,973	11,603
Cash and restricted cash at end of year	$41,587	$22,973
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,613	$1,266
Cash paid during the year for taxes	$44	$—
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to shares of common stock	$—	$54,242
Amounts due to unaccredited investors of Augmedix Operating Corporation	$—	$32
Financing fees in accrued expenses	$—	$5
Fair value of warrants issued in connection with loan	$395	$—
Fair value of common stock issued to service provider	$600	$—
Property, plant, and equipment in accounts payable	$91	$—

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Augmedix, Inc. (the “Company”, “we” or “our”) was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. Clinicians access our applications through mobile devices such as smartphones or Google Glass. Once accessed, the client application provides clinicians with a secure communication channel to the Augmedix Ambient Automation Platform (AAP). The AAP houses our note creation software and is overseen by our Medical Documentation Specialists (MDSs). Our proprietary Natural Language Processing (NLP) technology, with assistance from the MDS, identifies, classifies and extracts the relevant medical elements from the clinician patient interaction. These elements are used by our proprietary note creation tool “Notebuilder” to automatically generate the medical note, which, when completed, is uploaded into the patient’s chart contained within the EHR system. The EHR system is third-party software licensed by the healthcare clinic or system to manage patient charts.

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

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has incurred recurring losses since its inception, including net losses of $17.9 million and $15.6 million for the years ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $101.7 million. The Company has relied on debt and equity financing to fund operations to date and management expects losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. The Company believes its cash and restricted cash will provide sufficient resources to meet working capital needs for at least twelve months from the filing date of the 2021 Form 10-K. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing, that such financing will be available on terms which are acceptable to the Company, or at all.

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

2. Basis of presentation and summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the FASB. The accompanying consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix BD Limited and Augmedix Solutions Pvt. Ltd. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income (expenses) in the accompanying consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the years ended December 31, 2021 and 2020.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at December 31, 2021 and 2020 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the year ended December 31, 2021 and two major customers during the year ended December 31, 2020. Revenues from the major customers accounted for 23%, 20% and 11% of revenue for the year ended December 31, 2021, and 28% and 20% of revenue for the year ended December 31, 2020. Accounts receivable from these customers totaled $3.4 million and $0.7 million at December 31, 2021 and 2020, respectively.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility and to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease. The following table provides a reconciliation of the components of cash and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows:

	December 31,
(in thousands)	2021	2020
Cash	$41,255	$20,762
Restricted cash	125	2,211
Restricted cash, non-current	207	—
Total cash and restricted cash presented in the consolidated statements of cash flows	$41,587	$22,973

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily relates to amounts due from customers, which are typically due within 30 to 60 days from invoice date. The Company provides credit to its customers in the normal course of business and maintains allowances for potential credit losses. The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company submits invoices to customers and they are due in advance of the month of service provided. The Company also performs periodic evaluations of its customers’ financial condition. Historically, such losses have been immaterial and within management’s expectations.

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

Convertible Preferred Stock Warrants

Accounting standards require that freestanding warrants and similar instruments, due to settlement features of the financial instruments, should be accounted for as a preferred stock warrant liability even though the underlying shares of capital stock may be classified as equity. Such warrants are measured and recognized at fair value, and subject to re-measurement at each balance sheet date. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expenses) on the accompanying consolidated statements of operations and comprehensive loss until the warrants are exercised or expire. There were no convertible preferred stock warrants outstanding as of December 31, 2021 and 2020.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revenue Recognition

FASB ASC Topic 606, Revenue from Contracts with Customers, outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2021	2020
Balance, beginning of year	$5,439	$5,510
Deferral of revenue	22,964	16,412
Recognition of unearned revenue	(22,165)	(16,483)
Balance, end of year	$6,238	$5,439

Accounts receivable, net from customers was $7.2 million and $2.7 million as of December 31, 2021 and 2020, respectively.

Deferred revenues consist of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and are recognized as revenue as earned. As of December 31, 2021, the Company expects to recognize $6.2 million from remaining performance obligations over the next twelve months.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Customer Deposits

Customer deposits consists of deposits received by the Company, as required on certain contracts and agreements, which are refundable at the termination of the contract.

Cost of Revenues

The Company’s cost of revenues consists primarily of salaries and related expenses, overhead, contract labor and third party services from medical documentation specialist vendors, depreciation expense related to the glass equipment, and information technology costs incurred directly in the Company’s revenue-generating activities.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock options awarded to employees and nonemployees based on the estimated fair value of the award on the grant date. The fair value of each option award is estimated using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For awards with performance conditions, the Company recognizes compensation expense once the performance condition is probable of being achieved. The Company accounts for forfeitures of stock options as they occur.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. In April 2021, the Company issued 120,000 shares of common stock with a fair value of $0.6 million to a service provider as payment for advertising services to be performed over a one-year period. As of December 31, 2021, the remaining unamortized advertising costs of $0.2 million are included in prepaid expenses and other current assets. Advertising expenses incurred by the Company were $0.9 million and $0.2 million for the years ended December 31, 2021, and 2020, respectively.

Comprehensive Loss

The Company reports comprehensive loss, which includes the Company’s net loss as well as changes in equity from non-stockholder sources, as a separate component of stockholders’ equity. In the Company’s case, the changes in equity included in comprehensive loss are the cumulative foreign currency translation adjustments.

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

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes (“ASC 740-10”), defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the years ended December 31, 2021 and 2020.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020
Common stock warrants	2,753,408	2,991,499
Stock options	6,583,381	4,211,857
	9,336,789	7,203,356

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases, (ASC 842). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the JOBS Act, the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company plans to adopt ASC 842, on January 1, 2022, using the modified retrospective approach, electing the package of practical expedients available for existing contracts. The Company also plans to elect a policy to not apply the recognition requirements of ASC 842 for short-term leases. The Company is in the process of evaluating the impact of the adoption of ASC 842, with the expectation that the impact will be material. The Company anticipates that they will be required to recognize a right-of-use asset of $2.2 million and lease liability of $2.6 million, respectively, on January 1, 2022, which is related to our operating lease (Note 10).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022. Although early adoption is permitted, the Company does not intend to early adopt this standard., and the Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the standard is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on it consolidated financial statements upon adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an entity’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company plans to adopt this standard on January 1, 2022, and does not expect it to have a material impact on its consolidated financial statements upon adoption.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic ASC 832): Disclosures by Business Entities about Government Assistance (“Topic 832”). This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The new standard is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt this standard on January 1, 2022, and does not expect it to have a material impact on its consolidated financial statements upon adoption.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3. Malo Holdings Corporation Merger

As described in Note 1, Private Augmedix merged with the Malo Holdings Corporation (“Malo”) in October 2020. The Merger was accounted for as a reverse recapitalization with Private Augmedix as the accounting acquirer. This determination was primarily based on the fact that subsequent to the Merger, Private Augmedix stockholders have a majority of the voting power of the combined company, Private Augmedix comprises all of the ongoing operations of the combined entity, and Private Augmedix’s senior management comprises all of the senior management of the combined company. The primary pre-combination asset of Malo was cash. Under reverse recapitalization accounting, the assets and liabilities of Malo were recorded at their historical cost with no goodwill or intangible assets recognized.

As part of the reverse recapitalization, the Company obtained approximately $4,000 of cash and assumed payables and accruals of approximately $56,000, of which $50,000 was paid at closing. Additionally, transaction costs of approximately $0.8 million consisting of legal, accounting, financial advisory and other professional fees were expensed as incurred and are recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.

4. Fair Value Measurements

Series B Preferred Stock Warrant Liability

 The Company’s Series B preferred stock warrants were classified as liabilities, recorded at fair value and subject to remeasurement at each balance sheet date until they were converted into common stock warrants in connection with the completion of the Merger. The common stock warrants are equity classified as of the Merger date and are no longer subject to remeasurement. The Series B preferred stock warrant liability was estimated using an option pricing model. The significant weighted-average assumptions used in valuing the warrants as of October 5, 2020 were as follows: risk-free interest rate of 0.7%, remaining contractual life of 8.9 years, expected volatility of 57.8%, annual dividend yield of 0.0%, and fair value of Series B convertible preferred stock of $1.26 per share.

The reconciliation of the Series B preferred stock warrant liability measured at fair value, until the reclassification into equity at the time of the Merger, on a recurring basis using significant unobservable inputs (Level 3) was as follows (in thousands):

Balance, January 1, 2020	$4,391
Issuance of warrants in connection with Series B financing	96
Change in fair value recorded as other expense	744
Reclassification to equity	(5,231)
Balance, December 31, 2020	$—

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of December 31, 2021, the fair value of the Company’s loan payable was $16.1 million. As of December 31, 2021, the carrying value of the Company’s loan payable was $14.8 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2021	2020
Computer hardware, software and equipment	$6,212	$5,557
Leasehold improvements	514	2,186
Furniture and fixtures	75	271
	6,801	8,014
Less: accumulated depreciation and amortization	(5,819)	(7,022)
	$982	$992

The Company recorded depreciation and amortization expense of $0.7 million and $0.9 million during the years ended December 31, 2021 and 2020, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation	$2,730	$1,711
Accrued other	407	612
Accrued vendor partner liabilities	733	559
Deferred rent	86	21
Accrued professional fees	219	151
Accrued VAT and other taxes	84	55
	$4,259	$3,109

7. Debt

Note Payable

In June 2015, the Company entered into a loan and security agreement, as amended, (“Agreement”) with a commercial bank. The Agreement allowed for borrowings of up to $3.5 million. Outstanding borrowings under the Agreement bore interest at the prime rate of interest plus 0.5%, or 3.62% at December 31, 2020. This note payable was repaid in full in March 2021 with the proceeds from the Loan and Securities Agreement (the “Loan Agreement”) with Eastward Fund Management, LLC as the lender (“Lender”), and the restriction on the Company’s cash was lifted. Prior to repayment, the Company was required to maintain at least $2.0 million in an account with and under the control of the commercial bank, that reduced in line with the loan balance once the loan balance declined below $2.0 million. As of December 31, 2020, the outstanding balance due on the note payable was $2.9 million.

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

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10.0 million. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $0.7 million was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $0.3 million, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1.2 million was being amortized to interest expense over the repayment term of the Sub Agreement. At December 31, 2020, the remaining unamortized discount was $0.2 million. The Company amortized $34,000 and $0.1 million for the years ended December 31, 2021, and 2020, respectively.

Borrowings under the Sub Agreement were repaid in full in March 2021 with the proceeds from the Loan Agreement. As a result, the Company recorded a loss on debt extinguishment within interest expense totaling $0.2 million, which includes writing off the remaining unamortized debt discount of $0.2 million plus lender fees paid to extinguish the debt.

Outstanding borrowings under the Sub Agreement were collateralized by substantially all assets of the Company and were subordinate to any outstanding borrowings under the Agreement. Borrowings under the Sub Agreement were subject to certain financial and non-financial covenants. The Company was in compliance with all covenants at December 31, 2020.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Paycheck Protection Program

On April 11, 2020, the Company entered into an original loan agreement with East West Bank as the lender for a loan in an aggregate principal amount of $2.2 million pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and implemented by the U.S. Small Business Administration. The PPP Loan was to mature in two years from the issuance date and bore interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the PPP Loan. Principal plus accrued unpaid interest was to be paid in one payment two years after the date of this note and may have been prepaid by the Company at any time prior to maturity without penalty. The Company applied for forgiveness of amounts due under the PPP Loan, with the amount of potential loan forgiveness calculated in accordance with the requirements of the CARES Act based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-24 week period after the origination date of the Loan. The Company used proceeds of the PPP Loan for payroll and other qualifying expenses.

On November 19, 2020, the Company applied for forgiveness of the full principal amount. On August 9, 2021, the Company received notification that the full amount of the PPP Loan and accrued interest was forgiven. As a result, the Company recorded a gain from the forgiveness of the PPP Loan in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.

Loan and Security Agreement

On March 25, 2021, the Company entered into the Loan and Security Agreement with Eastward Capital Partners (“the Lender”) to establish a loan facility which provided for borrowings in the aggregate principal amount of up to $17.0 million, which were available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. The second tranche of $2.0 million was available, at the Company’s request, between October 30, 2021 and November 30, 2021, provided the Company achieved at least $6.0 million in revenue and a maximum Earnings before interest, taxes, depreciation and amortization (“EBITDA”) loss of $4.8 million, in each case for the third fiscal quarter of 2021. There were no borrowings under the second tranche. Outstanding borrowings under the Loan Agreement are secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company is required to pay only interest during the first 18 months after funding of the first tranche and thereafter, the Company shall repay such loan amount in 30 consecutive equal monthly installments of principal plus accrued interest. The loan facility bears an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor of 3.25%, plus 8.75%. The annual interest rate was 12.0% as of December 31, 2021. On the final repayment date, Company is also obligated to pay a final payment fee equal to seven and one-half percent (7.5%) of the amount of the applicable advance.

At December 31, 2021, the future minimum payments required under the Loan Agreement, including the final payment, are as follows (in thousands):

Years ending December 31:
2022	$1,500
2023	6,000
2024	6,000
2025	1,500
15,000
End of term charge	1,125
16,125
Less unamortized debt discount	(1,288)
Loan Agreement borrowing net of discount	14,837
Less current portion	(1,500)
Loan Agreement borrowings, non-current portion	$13,337

In connection with the Loan Agreement, the Company issued the Lender warrants with a fair value of $0.4 million, which was recorded as a discount to the loan, to purchase up to 346,500 shares of common stock that were immediately vested upon funding with an exercise price of $3.00 per share and a term of the earlier of i) March 24, 2031 and ii) the third anniversary of the Company’s listing on Nasdaq. As the Company listed on Nasdaq on October 26, 2021, the expiration date of the warrants is October 26, 2024. The warrants also provide that any shares issued pursuant to the warrants are entitled to the registration rights afforded to holders of the Company’s stock, all as set forth in the certain outstanding Registration Rights Agreement dated as of October 5, 2020.

The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million is being amortized to interest expense over the repayment term of the Loan Agreement. The Company amortized $0.5 million of the discount to interest expense during the year ended December 31, 2021. At December 31, 2021, the remaining unamortized discount was $1.3 million.

The Company and Lender also entered into a Co-Investment Agreement which grants to the Lender and its affiliates a right to purchase in the Company’s future equity financings up to a total of $3.0 million at the same per share purchase price and terms as other investors in such equity financings. The Lender chose not to exercise its co-investment rights during the October 2021 capital raise.

The Company was in compliance with all covenants of the Lender at December 31, 2021.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Common Stock, Preferred Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2021.

In October 2021, the Company completed an underwritten public offering and received gross proceeds of $40.0 million, with $4.1 million of issuance expenses for net proceeds of $35.9 million. The Company issued 10,000,000 shares of its common stock at $4.00 per share.

In connection with the Merger, as discussed in Note 1, the Company issued 2,166,667 shares of common stock to the former shareholders of Malo Holdings Corporation. The Company paid $0.6 million to several unaccredited investors of Private Augmedix in lieu of issuing shares. As of December 31, 2021 and 2020, the Company accrued $10,000 and $32,000, respectively, for remaining payments to be made to unaccredited investors in lieu of issuing shares.

Following the Effective Time of the Merger, the Company sold 8,472,188 shares of common stock pursuant to an initial closing of a private placement offering for up to 10,000,000 shares of common stock (plus up to an additional 1,666,667 shares of common stock to cover over-subscriptions in the event the private placement offering was over-subscribed) at a purchase price of $3.00 per share (“Offering”) for aggregate gross proceeds of $25.4 million. The Company incurred issuance costs of $3.0 million. Also, the private placement agents received warrants to purchase up to 164,745 shares of the Company’s common stock with a term of five years and an exercise price of $3.00 per share.

In November 2020, the Company sold 666,667 additional shares of common stock pursuant to an additional closing of the Offering (“Additional Closing”) for aggregate gross proceeds of $2.0 million. The Company incurred issuance costs of $0.2 million. In connection with the Additional Closing, the placement agents received warrants to purchase up to 53,333 shares of the Company’s common stock with a term of five years and an exercise price of $3.00 per share.

Common Stock Warrants

At December 31, 2021, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of Common Stock Issuable upon Exercise of Warrants	Exercise Price Per Warrant
October 26, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
September 2, 2029	2,187,453	$2.88
	2,753,408

In November 2021, Trinity Capital Fund III, L.P. net exercised 580,383 warrants, resulting in the issuance of 162,507 shares of common stock.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

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

In connection with the Merger, as discussed in Note 1, the Company issued 14,804,274 shares of its common stock to holders of convertible preferred stock of Private Augmedix. No convertible preferred securities were outstanding as of December 31, 2021 and 2020.

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

9. Equity Incentive Plan

At the Effective Time of the Merger, the Company assumed Private Augmedix’s 2013 Equity Incentive Plan (“2013 Plan”). Options granted under the Plan may be incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). ISOs may be granted only to Company employees and directors. NSOs, SARs and RSAs may be granted to employees, directors, advisors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. No shares of restricted stock, SARS or RSUs were granted under the 2013 Plan after August 31, 2020.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pursuant to the Merger, the Company adopted the 2020 Equity Incentive Plan (“2020 Plan”), which serves as successor to the 2013 Plan. The 2020 Plan authorizes the award of stock options, RSAs, SARs, RSUs, performance awards, cash awards, and stock bonus awards. Certain awards provide for accelerated vesting in the event of a change in control. Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The number of shares reserved for issuance under the 2020 Plan did increase on January 1, 2021 and will increase each year thereafter through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding January 1, or a number as may be determined by the Board of Directors. At the Company’s annual meeting of stockholders held on July 1, 2021, the Company’s stockholders approved of an amendment and restatement of the 2020 Plan which increased the number of shares of common stock available for issuance under the 2020 Plan. As of December 31, 2021, 367,444 shares remained available for grant under the 2020 Plan.

The Company recorded stock-based compensation expense in the following expense categories in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
General and administrative	$933	$444
Sales and marketing	116	127
Research and development	242	66
Cost of revenues	96	31
	$1,387	$668

No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through December 31, 2021.

The fair value of options is estimated using the Black Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2021 and 2020 was determined using the methods and assumptions discussed below.

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

For the years ended December 31, 2021 and 2020, the grant date fair value of option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	December 31,
	2021	2020
Expected term (in years)	5.7	5.7
Expected Volatility	54.3%	42.9%
Risk-free rate	0.8%	0.5%
Dividend rate	—	—

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average grant date fair value of stock option awards granted was $1.65 and $0.05 during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes stock option activity for the year ended December 31, 2021:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	4,211,857	$0.76	8.6
Granted	2,768,972	3.26
Exercised	(254,496)	$0.81
Forfeited and expired	(142,952)	$2.26
Outstanding at December 31, 2021	6,583,381	$1.78	8.0
Exercisable at December 31, 2021	3,692,110	$1.11	7.8
Vested and expected to vest at December 31, 2021	6,583,381	$1.78	8.0

The options exercised during the years ended December 31, 2021 and 2020 had an intrinsic value of $0.9 million and $0.2 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2021 were $9.7 million and $7.6 million, respectively. At December 31, 2021, future stock-based compensation for options granted and outstanding of $2.4 million will be recognized over a remaining weighted-average requisite service period of 2.6 years.

Performance and Market-Based Options

In March 2021, the Company granted 727,922 stock options to the Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. The options vest based on the CEO’s continued service in addition to the following terms:

●	317,688 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for a minimum of 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. These options expire on March 3, 2031.

●	46,273 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. These options expire on March 22, 2026.

●	363,961 options vest in full when the closing price of the Company’s common stock reaches or exceeds $13.50 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. These options expire on March 22, 2026.

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions, for the options expiring on March 3, 2031, for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. For the options expiring on March 22, 2026 , the assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.87%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $0.1 million in stock-based compensation expense for the year ended December 31, 2021. As of December 31, 2021, there was $0.3 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 2.3 years. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10. Commitments and Contingencies

Operating Leases

The Company leases its office facilities in San Francisco, California under non-cancelable operating lease agreements that expire at various dates through February 2025. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least six months. Under the terms of the operating lease agreements, the Company is responsible for certain insurance and maintenance expenses. Certain of the lease agreements contain scheduled rent increases and provide for rent-free months over the term of the leases. The related rent expense for the leases is calculated on a straight-line basis with the difference between rent expense and scheduled rent payments recorded as deferred rent. Rent expense was $1.1 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively.

Future minimum rental payments under all non-cancelable operating leases are as follows (in thousands):

Years ending December 31:
2022	$918
2023	874
2024	900
2025	151
Total	$2,843

Cloud Computing Services

In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of December 31, 2021, the Company has spent approximately $0.1 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As a result, no liability related to such claims has been recorded at December 31, 2021 or 2020.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the consolidated financial statements. As a result, no liability for these agreements has been recorded at December 31, 2021 or 2020.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	December 31,
Deferred tax assets (in thousands)	2021	2020
Net operating loss carryforwards	$34,427	$29,317
Fixed assets	488	814
Accruals and other	654	248
Research & development credits	865	448
Share-based compensation	114	24
Valuation allowance	(36,548)	(30,851)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $5.7 million and $3.7 million during the years ended December 31, 2021 and 2020, respectively. The Company does not have unrecognized tax benefits as of December 31, 2021 or 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2021 and 2020 of approximately:

	December 31,
Combined NOL Carryforwards (in thousands):	2021	2020
Federal	$137,956	$117,685
State	$82,507	$68,800

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The net operating loss carryforwards generated prior to 2018 begin expiring in 2033 for federal and 2030 for state income tax purposes. Federal and many state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards (in thousands):	2021	2020
Federal	$444	$260
State	$533	$239

The credit carryforwards begin expiring in 2038 for federal tax purposes. The company’s state credits can be carried forward indefinitely.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. To date, the Company has not performed an analysis to determine whether or not ownership changes have occurred since inception.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2021	2020
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(7.3)%	(4.3)%
Permanent differences	0.1%	3.9%
Research & development credits	(2.3)%	(1.2)%
Foreign rate differential	(1.0)%	(0.6)%
Foreign taxes	0.3%	(0.6)%
Change in tax rate	(0.5)%	-
Change in valuation allowance	32.0%	23.8%
Tax provision	0.3%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s 2018 to 2020 tax years remain open and subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 10), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.3 million to the related party during each of the years ended December 31, 2021 and 2020, which is included as rent expense. At December 31, 2021, the amounts owed to the related party were $4,600 and included in accounts payable in the accompanying consolidated balance sheet. There were no amounts owed to related parties as of December 31, 2020.

13. Employee Benefit Plans

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of the Board of Directors. During each of the years ended December 31, 2021 and 2020, the Company made contributions of $0.1 million to the plan.

Effective October 2021, the Company established a savings fund for permanent employees of the Bangladesh subsidiary named Augmedix BD Limited Employees’ Gratuity Fund (“Gratuity Fund”), as per local requirements. Employees will be entitled to cash benefit after completion of minimum five years of service with the company. The payment amount will be calculated on the basic pay and is payable at the rate of one month's basic pay for every completed year of service. The Company has accrued Gratuity Fund expenses totaling of $0.4 million as of December 31, 2021, which are included in accrued expenses and other current liabilities and other liabilities in the accompany consolidated balance sheet.

14. Subsequent Events

On March 3, 2022, the Board of Directors approved the issuance of 469,847 options and SARs for a subset of employees of the Company at a $2.20 exercise price. On March 10, 2022, the Board of Directors approved the issuance of 1,035,000 options for another subset of employees of the Company at a $2.48 exercise price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days from December 31, 2021, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days from December 31, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days from December 31, 2021, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days from December 31, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days from December 31, 2021, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Certificate of Merger relating to the merger of Acquisition Sub with and into Augmedix, Inc., filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.2	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.1	Warrant Agreement dated June 11, 2015, by and between Augmedix, Inc. and Comerica Bank (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.2	Warrant Agreement dated July 28, 2017, by and between Augmedix, Inc. and Comerica Bank (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.3	Warrant Agreement dated August 28, 2018, by and between Augmedix, Inc. and Dignity Health (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.4	Form of 2019 Series B Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.5	Warrant Agreement dated August 7, 2019, by and between Augmedix, Inc. and Partap Krishan Aggarwal (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.6	Warrant Agreement dated September 3, 2019, by and between Augmedix, Inc. and Trinity Capital Fund III, L.P. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.7	Form of Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.8	Description of Registrant’s Securities
4.9	Warrant Agreement dated effective March 24, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.1*	2013 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.2*	2020 Equity Incentive Plan, as amended and restated effective July 1, 2021, and form of award agreements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2021).
10.3*	Offer letter, dated October 12, 2018, by and between Emmanuel Krakaris and Augmedix, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.4*	Offer letter, dated March 7, 2019, by and between Sandra Breber and Augmedix, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.5*	Offer letter, dated March 22, 2019, by and between Jonathan Hawkins and Augmedix, Inc. (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Form S-1 filed with the SEC on February 2, 2021).
10.6*	Form of Indemnity Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.7	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.8	Registration Rights Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.9	Subscription Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.10**	Master Services Agreement, dated October 1, 2019, by and between Augmedix, Inc. and IDS Infotech Limited, an Indian limited company, as amended (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.11**	Master Services Agreement, dated February 1, 2018, by and between Augmedix, Inc. and Infosense Technologies, Pvt. Ltd. (dba OG Healthcare), an Indian limited company, as amended (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).

10.12**	Master Services Agreement, dated April 15, 2015, by and between Augmedix, Inc. and Sutter Health, a California nonprofit public benefit corporation, as amended (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.13**	Services Agreement, dated September 1, 2015, by and between Augmedix, Inc. and Dignity Health, a California nonprofit public benefit corporation, as amended (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.14	Loan and Security Agreement, dated June 11, 2015, by and between Comerica Bank, Inc. and Augmedix, Inc., as amended (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.15	Loan and Security Agreement, dated May 31, 2017, by and between Trinity Capital Fund III, L.P. a Delaware limited partnership and Augmedix, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.17	Sublease Agreement, dated December 15, 2020, by and between Augmedix, Inc., and Turo Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2020).
10.18	Twelfth Amendment to Loan and Security Agreement, dated January 29, 2021, by and between Comerica Bank and Augmedix Operating Corporation (incorporated by reference to Exhibit 10.18 to the Amendment No. 1 to Form S-1 filed with the SEC on February 2, 2021).
10.19	Lock-Up Agreement, dated February 22, 2021, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on February 26, 2021).
10.20	Loan and Security Agreement, dated March 25, 2021, by and between Eastward Fund Management, LLC, Augmedix, Inc. and Augmedix Operating Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.21	Intellectual Property Security Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC
10.22	Co-Investment Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC
10.23**	Statement of Work No. 3 to the Master Service Agreement by and between Augmedix Operating corp. and IDS Infotech Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.24**	Second Omnibus Amendment by and between Augmedix Operating corp. and Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.25**	Sixth Amendment to the Master Service Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).
10.26**	Augmedix Notes – Statement of Work No. 2, as a supplement to the Master Services Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).
10.27**	Addendum to Statement of Work No. 3 by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and IDS Infotech Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2021).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
23.1	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm
31.1	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL.

*	Indicates a management contract or any compensatory plan, contract or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC.

Date: March 30, 2022	By:	/s/ Emmanuel Krakaris
Emmanuel Krakaris
President, Chief Executive Officer and Secretary (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emmanuel Krakaris	President, Chief Executive Officer,	March 30, 2022
Emmanuel Krakaris	Secretary and Director (Principal Executive Officer)

/s/ Paul Ginocchio	Chief Financial Officer	March 30, 2022
Paul Ginocchio	(Principal Accounting and Financial Officer)

/s/ Jennifer Carter	Director	March 30, 2022
Jennifer Carter

	Director	March 30, 2022
William J. Febbo
/s/ Jason Krikorian	Director	March 30, 2022
Jason Krikorian
	Director	March 30, 2022
Laurie McGraw

/s/ Joseph Marks	Director	March 30, 2022
Joseph Marks

/s/ Ian Shakil	Director	March 30, 2022
Ian Shakil

/s/ Margie L. Traylor	Director	March 30, 2022
Margie L. Traylor

	Director and Chairman of the Board of Directors	March 30, 2022
Gerard van Hamel Platerink