Form 10-Q
period 2022-03-31
Augmedix, Inc.
filed 2022-05-13
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 37,398,187 shares of the registrant’s common stock outstanding as of May 2, 2022.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands except share data)	2022	2021
Assets
Current assets:
Cash	$36,652	$41,255
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $52 and $64 at March 31, 2022 and December 31, 2021, respectively	4,209	7,178
Prepaid expenses and other current assets	1,680	1,868
Total current assets	42,666	50,426
Property and equipment, net	1,259	982
Restricted cash - noncurrent	207	207
Operating lease right of use asset	2,074	—
Deposits	68	68
Total assets	$46,274	$51,683

Liabilities and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$3,000	$1,500
Accounts payable	1,401	1,365
Accrued expenses and other current liabilities	2,905	4,259
Deferred revenue	5,261	6,238
Lease liability, current portion	853	—
Customer deposits	632	632
Total current liabilities	14,052	13,994
Lease liability, net of current portion	1,562	—
Loan Liability	11,988	13,337
Deferred rent, net of current portion	—	273
Other liabilities	496	395
Total liabilities	28,098	27,999
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 37,411,487 and 37,387,472 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	125,916	125,479
Accumulated deficit	(107,665)	(101,729)
Accumulated other comprehensive loss	(79)	(70)
Total stockholders’ equity	18,176	23,684
Total liabilities and stockholders’ equity	$46,274	$51,683

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
(in thousands except share and per share data)	2022	2021
Revenues	$6,985	$4,790
Cost of revenues	3,872	2,665
Gross profit	3,113	2,125
Operating expenses:
General and administrative	4,047	3,529
Sales and marketing	2,231	1,574
Research and development	2,280	1,426
Total operating expenses	8,558	6,529
Loss from operations	(5,445)	(4,404)
Other income (expenses):
Interest expense	(601)	(691)
Interest income	5	4
Other income	105	187
Total other expenses, net	(491)	(500)
Net loss	(5,936)	(4,904)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(9)	3
Total comprehensive loss	$(5,945)	$(4,901)
Net loss per share of common stock, basic and diluted	$(0.16)	$(0.18)
Weighted average shares of common stock outstanding, basic and diluted	37,395,974	26,861,112

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(unaudited)

	Stockholders’ Equity
					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
			Paid-in	Accumulated	Comprehensive	(Deficit)
(in thousands except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	37,387,472	$4	$125,479	$(101,729)	$(70)	$23,684
Exercise of common stock options	24,015	—	13	—	—	13
Stock-based compensation expense	—	—	424	—	—	424
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net loss	—	—	—	(5,936)	—	(5,936)
Balance at March 31, 2022	37,411,487	$4	$125,916	$(107,665)	$(79)	$18,176

	Stockholders’ Deficit
	Common Stock		Additional		Accumulated Other	Total Stockholders’
			Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	26,859,850	$3	$87,051	$(83,878)	$(52)	$3,124
Issuance of common stock warrants	—	—	395	—	—	395
Issuance of common stock in connection with exercise of warrants	4,208	—	4	—	—	4
Stock-based compensation expense	—	—	384	—	—	384
Foreign currency translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(4,904)	—	(4,904)
Balance at March 31, 2021	26,864,058	$3	$87,834	$(88,782)	$(49)	$(994)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(5,936)	$(4,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	202
Stock-based compensation	424	384
Non-cash interest expense	151	46
Non-cash advertising expense	150	—
Non-cash portion of loss on debt extinguishment	—	161
Right of use asset amortization	165	—
Provision for bad debt	12	—
Deferred rent	—	43
Changes in operating assets and liabilities:
Accounts receivable	2,956	(1,188)
Prepaid expenses and other current assets	38	19
Accounts payable	37	783
Accrued expenses and other current liabilities	(1,169)	(782)
Deferred revenue	(977)	(64)
Lease liability	(184)	—
Customer deposits	—	—
Net cash used in operating activities	(4,159)	(5,300)
Cash flows from investing activities:
Purchase of property and equipment	(453)	(157)
Net cash used in investing activities	(453)	(157)
Cash flows from financing activities:
Proceeds from loan	—	15,000
Payment to unaccredited investors of Augmedix Operating Corporation	—	(21)
Repayment of notes payable	—	(12,966)
Payment of financing costs	—	(195)
Proceeds from exercise of common stock warrants	—	4
Proceeds from exercise of stock options	13	—
Net cash provided by financing activities	13	1,822
Effect of exchange rate changes on cash and restricted cash	(4)	(1)
Net decrease in cash and restricted cash	(4,603)	(3,636)
Cash and restricted cash at beginning of period	41,587	22,973
Cash and restricted cash at end of period	$36,984	$19,337
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$450	$393
Cash paid during the period for income taxes	$13	$—
Supplemental schedule of non-cash investing and financing activities:
Adoption of ASC 842 new lease standard	$2,599	$—
Fair value of warrants issued in connection with loan	$—	$395
Financing costs in accrued expenses	$—	$37

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Augmedix, Inc. (the “Company”, “we” or “our”) was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. Clinicians access our applications through mobile devices such as smartphones or Google Glass. Once accessed, the client application provides clinicians with a secure communication channel to the Augmedix Ambient Automation Platform (“AAP”). The AAP houses our note creation software and is overseen by our Medical Documentation Specialists (“MDSs”). Our proprietary Natural Language Processing (“NLP”) technology, with assistance from the MDS, identifies, classifies and extracts the relevant medical elements from the clinician patient interaction. These elements are used by our proprietary note creation tool “Notebuilder” to automatically generate the medical note, which, when completed, is uploaded into the patient’s chart contained within the Electronic Health Records System (“EHR system”). The EHR system is third-party software licensed by the healthcare clinic or system to manage patient charts.

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

The Company has incurred recurring losses since its inception, including net losses of $5.9 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $107.7 million. The Company has relied on debt and equity financing to fund operations to date and management expects losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. The Company believes its cash and restricted cash will provide sufficient resources to meet working capital needs for over twelve months from the filing date of this Quarterly Report on Form 10-Q. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing, that such financing will be available on terms which are acceptable to the Company, or at all.

Risks and Uncertainties

The Company is subject to a number of risks associated with companies at a similar stage, including dependence on key individuals, competition from similar products and larger companies, volatility of the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions, including ongoing economic impacts from the conflict in Ukraine.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. The Company continues to closely monitor the impact of the COVID-pandemic on its business. We cannot predict the full impact of the COVID-19, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the COVID-19 pandemic. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. The Company’s business, results of operations and financial condition depend on future developments that are highly uncertain and cannot be accurately predicted.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

COVID-19 Update

The Company has been carefully monitoring the COVID-19 pandemic and its impact on the business and has taken important steps to help ensure the safety of the Company’s employees and to reduce the spread of COVID-19 community-wide. The Company is ensuring that essential staffing levels at the Company’s operations remain in place, including maintaining key personnel in the Company’s facilities. The Company has implemented stringent safety measures designed to create a safe and clean environment for the Company’s employees as the Company continues to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic.

2. Basis of presentation and summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updated (“ASUs”) of the FASB. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix Bangladesh Limited and Augmedix Solutions Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021, cash flows for the three months ended March 31, 2022 and 2021, and convertible preferred stock and stockholders’ (deficit) equity for the three months ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10 K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition and stock-based compensation. Actual results could differ from those estimates.

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

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the three months ended March 31, 2022 and 2021.

Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

All of the Company’s revenue is generated in the United States and denominated in U.S. dollars.

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during each of the three months ended March 31, 2022 and 2021. Revenues from the major customers accounted for 20%, 19% and 13% of revenue for the three months ended March 31, 2022, and 28%, 22% and 10% of revenue for the three months ended March 31, 2021. Accounts receivable from these three customers totaled $1.6 million and $2.5 million at March 31, 2022 and 2021, respectively.

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

	March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)
Cash	$36,652	$19,052
Restricted cash	125	75
Restricted cash – noncurrent	207	210
Total cash and restricted cash presented in the condensed consolidated statements of cash flows	$36,984	$19,337

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in the three months ended March 31, 2022 or 2021.

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

The Company derives its revenue through a recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial term of the contract and customer prepayments are deferred and included in the accompanying unaudited interim condensed consolidated balance sheets in deferred revenues. Revenues are recognized when the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company’s revenues are earned from customers located in the U.S. After the initial term, contracts are cancellable by the customer at their discretion with a 90 day notice.

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

The Company also generates revenue from data service projects, which includes discrete projects to complete certain tasks or provide other services to customers. These services represent separate performance obligations that are recognized as revenue as the services are performed.

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the three months ended March 31, 2022 and year ended December 31, 2021:

(in thousands)	Three Months Ended March 31, 2022 (unaudited)	Year Ended December 31, 2021 (unaudited)
Balance, beginning of period	$6,238	$5,439
Deferral of revenue	6,008	22,964
Recognition of unearned revenue	(6,985)	(22,165)
Balance, end of period	$5,261	$6,238

Accounts receivable, net from customers was $4.2 million and $7.2 million as of March 31, 2021 and December 31, 2021, respectively.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Deferred revenue consists of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and is recognized as revenue as earned. At March 31, 2022, the Company expected to recognize $5.3 million from remaining performance obligations over the next 12 months.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the three months ended March 31, 2022 and 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31, 2022 (unaudited)	March 31, 2021 (unaudited)
Common stock warrants	2,753,408	3,333,791
Stock options	8,094,544	6,553,893
	10,847,952	9,887,684

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases, (ASC 842). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the JOBS Act, the standard is effective for the Company beginning January 1, 2022. The Company adopted ASC 842, on January 1, 2022, using the modified retrospective approach and elected the package of practical expedients available for existing contracts. The Company elected a policy to not apply the recognition requirements of ASC 842 for short-term leases. See Note 9 for further information on the adoption of ASC 842.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022. Although early adoption is permitted, the Company does not intend to early adopt this standard, and the Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an entity’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The Company adopted this standard on January 1, 2022, and it did not have a material impact on its consolidated financial statements upon adoption.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic ASC 832): Disclosures by Business Entities about Government Assistance (“Topic 832”). This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The new standard is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt this standard for the year ended December 31, 2022 and does not expect it to have a material impact on its consolidated financial statements upon adoption.

3. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of March 31, 2022, the fair value of the Company’s loan payable was $16.1 million. As of March 31, 2022, the carrying value of the Company loan payable was $15.0 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

4. Property and Equipment

Property and equipment consists of the following:

(in thousands)	March 31, 2022 (unaudited)	December 31, 2021 (unaudited)
Computer hardware, software and equipment	$6,651	$6,212
Leasehold improvements	515	514
Furniture and fixtures	75	75
	7,241	6,801
Less: accumulated depreciation	(5,982)	(5,819)
Property and equipment, net	$1,259	$982

The Company recorded depreciation and amortization expense of $0.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	March 31, 2022 (unaudited)	December 31, 2021 (unaudited)
Accrued compensation	$1,408	$2,730
Accrued other	415	407
Accrued vendor partner liabilities	724	733
Deferred rent	—	86
Accrued professional fees	252	219
Accrued VAT and other taxes	106	84
	$2,905	$4,259

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

6. Debt

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10.0 million. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $0.7 million was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $0.3 million, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1.2 million was being amortized to interest expense over the repayment term of the Sub Agreement. The Company amortized $34,000 for the three months ended March 31, 2021.

Borrowings under the Sub Agreement were repaid in full in March 2021 with the proceeds from the Loan Agreement (as defined below). As a result, the Company recorded a loss on debt extinguishment within interest expense totaling $0.2 million, which includes writing off the remaining unamortized debt discount of $0.2 million plus lender fees paid to extinguish the debt.

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

Loan and Security Agreement

In March 25, 2021, the Company entered into the Loan and Security Agreement (the “Loan Agreement”) with Eastward Capital Partners (the “Lender”) to establish a loan facility that provided for borrowings in the aggregate principal amount of up to $17.0 million, which were available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. The second tranche of $2.0 million was available, at the Company’s request, between October 30, 2021 and November 30, 2021, provided the Company achieved at least $6.0 million in revenue and a maximum Earnings before interest, taxes, depreciation and amortization (“EBITDA”) loss of $4.8 million, in each case for the third fiscal quarter of 2021. There were no borrowings under the second tranche. Outstanding borrowings under the Loan Agreement are secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company is required to pay only interest during the first 18 months after funding of the first tranche and thereafter, the Company shall repay such loan amount in 30 consecutive equal monthly installments of principal plus accrued interest. The loan facility bears an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor of 3.25%, plus 8.75%. The annual interest rate was 12.25% and 12% as of March 31, 2022 and December 31, 2021, respectively. On the final repayment date, Company is also obligated to pay a final payment fee equal to seven and one-half percent (7.5%) of the amount of the applicable advance.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

At March 31, 2022, the future minimum payments required under the Loan Agreement, including the final payment, are as follows as of  (in thousands):

2022 (9 months remaining)	$1,500
2023	6,000
2024	6,000
2025	1,500
$15,000
End of term charge	1,125
$16,125
Less unamortized debt discount	(1,137)
Borrowing net of discount	$14,988
Less current portion	3,000
Borrowings, non-current portion	$11,988

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

The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million is being amortized to interest expense over the repayment term of the Loan Agreement. The Company amortized $0.2 million of the discount to interest expense during the three months ended March 31, 2022. At March 31, 2022, the remaining unamortized discount was $1.1 million. The Company amortized $12,600 of the discount to interest expense during the three months ended March 31, 2021.

The Company and Lender also entered into a Co-Investment Agreement which grants to the Lender and its affiliates a right to purchase in the Company’s future equity financings up to a total of $3.0 million at the same per share purchase price and terms as other investors in such equity financings. The Lender did not exercise its co-investment rights during the Company’s October 2021 capital raise.

The Company was in compliance with all covenants of the Lender at March 31, 2022 and December 31, 2021.

7. Common Stock, and Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2022.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Common Stock Warrants

At March 31, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuance upon exercise of warrants	Exercise Price Per Warrant
October 26, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
September 2, 2029	2,187,453	$2.88
	2,753,408

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

8. Equity Incentive Plan

At the effective date of the Malo Holdings and Augmedix merger (the “Merger”), the Company assumed Augmedix’s 2013 Equity Incentive Plan (the “2013 Plan”). Options granted under the Plan may be incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”) and restricted stock awards (“RSAs”). ISOs may be granted only to Company employees and directors. NSOs, SARs and RSAs may be granted to employees, directors, advisors and consultants. The Company’s board of directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. No shares of restricted stock, stock appreciation rights or RSUs were granted under the 2013 Plan after August 31, 2020.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Pursuant to the Merger, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”) which serves as successor to the 2013 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards, and stock bonus awards. Certain awards provide for accelerated vesting in the event of a change in control. Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company’s board of directors. Vesting generally occurs over a period of not greater than four years.

The number of shares of common stock reserved for issuance under the 2020 Plan did increase on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s board of directors. As of March 31, 2022, 701,640 shares of common stock remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, (unaudited)
(in thousands)	2022	2021
General and administrative	$310	$217
Sales and marketing	28	41
Research and development	65	71
Cost of revenues	21	55
	$424	$384

No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through March 31, 2022.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the three months ended March 31, 2022 and 2021 was determined using the methods and assumptions discussed below.

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

For the three months ended March 31, 2022 and 2021, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended March 31, (unaudited)
	2022	2021
Expected term (in years)	5.9	5.8
Expected volatility	54.4%	54.5%
Risk-free rate	1.9%	0.8%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.25 and $1.50 during the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2022:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	6,583,381	$1.78	8.0
Granted	1,567,524	$2.41
Exercised	(26,317)	$0.71
Forfeited and expired	(30,044)	$3.09
Outstanding at March 31, 2022	8,094,544	$1.90	8.2
Exercisable at March 31, 2022	4,046,011	$1.18	7.6
Vested and expected to vest at March 31, 2022	8,094,544	$1.90	8.2

The intrinsic value of the options exercised during the three months ended March 31, 2022 was $49,000. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2022 were $9.2 million and $7.3 million, respectively. At March 31, 2022, future stock-based compensation for options granted and outstanding of $4.0 million will be recognized over a remaining weighted-average requisite service period of 2.8 years.

Performance and Market-Based Options

In March 2021, the Company granted 727,922 stock options to the Company’s Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. The options vest based on the CEO’s continued service in addition to the following terms:

●	317,688 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for a minimum of 20 out of 30 trading days after the Company became listed on Nasdaq. These options expire on March 3, 2031.

●	46,273 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for 20 out of 30 trading days after the Company became listed on Nasdaq. These options expire on March 22, 2026.

●	363,961 options vest in full when the closing price of the Company’s common stock reaches or exceeds $13.50 per share for 20 out of 30 trading days after the Company became listed on Nasdaq. These options expire on March 22, 2026.

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions, for the options expiring on March 3, 2031, for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. For the options expiring on March 22, 2026, the assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.87%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $30,000 in stock-based compensation expense for the three months ended March 31, 2022. As of March 31, 2022, there was $0.2 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 2 years. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

9. Commitments and Contingencies

Leases

Effective January 1, 2022, the Company adopted ASC Topic (ASC 842) using the modified retrospective approach by applying the new standard to all leases existing on the adoption date. The results for reporting periods beginning after January 1, 2022 are presented in accordance with ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to January 1, 2022.

The Company leases its office facilities in San Francisco, California under a non-cancelable operating lease agreement that expires February 2025. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least six months. The Company elected the practical expedient to recognize leases less than one year under ASC 840.

Supplemental balance sheet information related to leases as of March 31, 2022 is as follows (in thousands):

Operating leases:
Operating lease right-of-use assets	$2,074

Operating lease liability, current portion	$853
Operating lease liability, net of current portion	1,562
Total operating lease liabilities	$2,415

Supplemental lease expense related to leases was as follows:

Lease Cost (in thousands)	Statements of Operations Classification	Three Months Ended March 31, 2022 (unaudited)
Operating lease cost:
	Cost of revenues	$7
	General and administrative	69
	Sales and marketing	64
	Research and development	51
Total operating lease cost		$191

Other information related to the operating lease where the Company is the lessee is as follows:

Three Months Ended March 31, 2022 (unaudited)
Weighted-average remaining lease term	3.0
Weighted-average discount rate	4.0%

Supplemental cash flow information related to the operating lease is as follows (in thousands):

Three Months Ended March 31, 2022 (unaudited)
Cash paid for operating lease liabilities	$209

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

As of March 31, 2022, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows (in thousands):

2022 (remaining nine months)	$—
2023	855
2024	881
2025	829
Total	$2,565
Less: imputed interest	(150)
Operating lease liability	2,415
Less: Operating lease liability, current portion	853
Operating lease liability, net of current portion	$1,562

Cloud Computing Services

In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of March 31, 2022, the Company has spent approximately $0.1 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s  condensed consolidated financial position or, results of operations or cash flows. As a result, no liability related to such claims has been recorded at March 31, 2022 or December 31, 2021.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Company’s board of directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at March 31, 2022 or December 31, 2021.

10. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 9), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million and $0.1 million to the related party during the three months ended March 31, 2022 and 2021, respectively, which is included as rent expense. At March 31, 2022, $6,000 was owed to the related party and at March 31, 2021, there were no amounts owed to the related party.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Company’s board of directors. During the three months ended March 31, 2022 and 2021 the Company made contributions of $46,000 and $32,000, respectively, to the 401(k) plan.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

12. Subsequent Events

Management has evaluated subsequent events occurring after March 31, 2022 through May 14, 2022, the date the unaudited condensed consolidated interim financial statements were available to be issued.

Universal Shelf Registration Statement on Form S-3

On April 15, 2022, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC, pursuant to which the Company may offer and sell from time to time securities, including common stock, preferred stock, debt securities, and/or warrants, with an aggregate price of up to $125,000,000. The Registration Statement was declared effective by the SEC on May 6, 2022. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, the amount of shares of our common stock available for sale under the Registration Statement is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period.

Bangladesh Lease

On April 18, 2022, Augmedix Bangladesh Ltd., an indirect wholly-owned subsidiary of the Company (the “Tenant”), entered into a lease agreement (the “Lease”) with Amin Mohammad Foundation Ltd., Amin Mohammad Property Management Services Ltd. and the landlords set forth in the Lease for floors 5-13 within the property located at Green Landmark Tower, 129, Kalabagan, Mirpur Road, Dhaka-1205, Bangladesh (the “Premises”). The Lease term commences on July 1, 2022 and ends on June 30, 2032 (the “Term”). The initial monthly rental rate for floors 10 through 13 is $24,000 and will increase five percent each year during the Term. The initial monthly rental rate for each of floors 9 through 5 is $6,000, which will increase five percent each year following the delivery of possession of such floor during the Term. The Tenant is also required to pay certain monthly service charges for maintenance of the Premises and common areas as set forth in a separate agreement.

SVB Loan and Security Agreement

On May 4, 2022 (the “Effective Date”), the Company and its subsidiary (individually and collectively, “Borrower”) entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a California corporation, as lender (“SVB”). The SVB Loan Agreement provides for a revolving credit facility in an aggregate principal amount of the lesser of (i) $5.0 million and (ii) 80% of eligible accounts (the “Revolving Credit Facility”) and two tranches of term loan advances, comprised of a term loan advance under Tranche A in an aggregate principal amount of up to $15.0 million and additional term loan advances under Tranche B in an aggregate principal amount of up to $5.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Facilities”). Borrower’s obligations under the SVB Loan Agreement are secured by first-priority liens on substantially all assets of Borrower. The proceeds of the initial draw under the Term Loan Facility, together with a portion of Borrower’s balance sheet cash, have been used to repay all of Borrower’s outstanding obligations under Borrower’s existing credit facility (“Existing Credit Facility”) provided by Eastward Fund Management, LLC.

The Revolving Credit Facility’s stated maturity date is May 4, 2024. Interest on the borrowings under the Revolving Credit Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.75% and (b) the Prime Rate plus 0.50%. The Term Loan Facility’s stated maturity date is June 1, 2025, provided that, if Borrower achieves certain performance milestones as set forth in the SVB Loan Agreement, the Term Loan Facility maturity date will automatically be extended to December 1, 2025. Interest on the borrowings under the Term Loan Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.25% and (b) the Prime Rate plus 0.00%. The Term Loan Facility is interest only until July 1, 2023 provided that if Borrower achieves certain performance milestones, the amortization date automatically extends to January 1, 2024

The SVB Loan Agreement contains customary restrictions and covenants applicable to Borrower and its subsidiaries. In particular, the SVB Loan Agreement contains a financial covenant which provides that if Borrower fails to maintain minimum cash and cash equivalents in an amount of (a) no less than $25,000,000 (prior to any Tranche B advance) and (b) $30,000,000 (following any Tranche B advance), Borrower is then required to maintain certain minimum revenue requirements as set forth in the SVB Loan Agreement, which will be measured on a trailing 3-month basis and tested quarterly. If Borrower has failed to maintain the minimum cash and cash equivalents set forth in the preceding sentence, in lieu of being subject to the minimum revenue requirements, Borrower has the ability to cure such failure to maintain minimum cash and cash equivalents by delivering evidence satisfactory to SVB that Borrower has raised at least $10,000,000 in net cash proceeds from the sale of Borrower’s equity interests.

In connection with the SVB Loan Agreement, the Company issued to SVB a warrant to purchase stock, dated as of the Effective Date (the “Warrant”), to purchase up to 48,295 shares of the Company’s common stock, $0.0001 par value per share, exercisable at any time for a period of approximately seven years from the Effective Date, at an exercise price of $2.38 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

Augmedix, Inc. was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. Clinicians access our applications through mobile devices such as smartphones or Google Glass. Once accessed, the client application provides clinicians with a secure communication channel to the Augmedix Ambient Automation Platform (“AAP”). The AAP houses our note creation software and is overseen by our Medical Documentation Specialists (“MDSs”). Our proprietary Natural Language Processing (“NLP”) technology, with assistance from the MDS, identifies, classifies and extracts the relevant medical elements from the clinician patient interaction. These elements are used by our proprietary note creation tool “Notebuilder” to automatically generate the medical note, which, when completed, is uploaded into the patient’s chart contained within the EHR system. The EHR system is third-party software licensed by the healthcare clinic or system to manage patient charts.

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

Our automation approach is based upon our belief that some level of human interaction is currently a necessary part of a high-quality note creation process. We train our MDSs to be experts at using our technology tools to consistently and efficiently deliver high quality comprehensive medical notes.

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three Months Ended March 31,
Key Metrics	2022	2021
	(unaudited)
Average clinicians in service headcount	961	629
Average annual revenue per clinician (ARPU)	$28,700	$30,047
Dollar-based net revenue retention	133%	113%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using and paying for our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service stood at 961 and 629 for the three months ended March 31, 2022 and 2021, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to $28,700 in the three months ended March 31, 2022, versus $30,047 in the three months ended March 31, 2021. The decrease was due to the increased proportion of clinicians using our Notes product.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 133% in three months ended March 31, 2022 from 113% in three months ended March 31, 2021 as year ago growth was impacted by COVID. Growth from existing clients has historically represented a majority of our total revenue growth.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are subject to a 90 day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients is infrequent. In fiscal 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients. We lost three Health Enterprise clients in fiscal 2020, with the economic strain caused by the COVID-19 pandemic on those clients being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as Wi-Fi assessments of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning MDSs, obtaining EHR systems credentials for the MDSs and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs, including stock-based compensation, for operations management, finance, accounting, information technology, compliance, legal, and human resources personnel, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, investor relations, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

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

Interest Expense, net

Interest expense, net consists primarily of the interest incurred on our debt obligations and the noncash interest expense associated with the amortization of debt discounts. Interest expense is offset by any interest income we earn on our cash balances held in our interest-bearing savings account.

Other Income (Expense)

Other income (expense) consists primarily of grants from the Bangladesh government for our investments and expenditures in that country.

The following table summarizes the results of our operations for the periods presented:

	Three months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)
Revenues	$6,985	$4,790
Cost of revenues	3,872	2,665
Gross profit	3,113	2,125
Operating expenses:
General and administrative	4,047	3,529
Sales and marketing	2,231	1,574
Research and development	2,280	1,426
Total operating expenses	8,558	6,529
Loss from operations	(5,452)	(4,404)
Other income (expenses):
Interest expense	(601)	(691)
Interest income	5	4
Other income (expenses)	105	187
Total other income (expenses), net	(491)	(500)
Net loss	$(5,936)	$(4,904)

Comparison for the three months ended March 31, 2022 and 2021:

Revenues

	Three Months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Revenues	$6,985	$4,790	$2,195	46%

Revenues increased $2.2 million to $7.0 million during the three months ended March 31, 2022, as compared to $4.8 million during the three months ended March 31, 2021. The increase was primarily attributable to a 53% increase in the average number of clinicians in service partially offset by a 4% decline in ARPU. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 133% in the three months ended March 31, 2022. Increases in revenue were also attributable to growth coming from new physician practice groups and growth of our Notes business.

 Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Cost of revenues	$3,872	$2,665	$1,207	45%

Cost of revenues increased $1.2 million to $3.9 million during the three months ended March 31, 2022, as compared to $2.7 million during the three months ended March 31, 2021. The increase was primarily attributable to the $1.1 million increase in MDS costs to support the clinicians in service growth. Additionally, cloud hosting costs grew $0.1 million as we have utilized more ASR and consumed more cloud hosting as our clinician count increased. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 44.6% during the three months ended March 31, 2022, as compared to 44.4% during the three ended March 31, 2021. An increase in the proportion of US-serviced clinicians (as compared to clinicians serviced from outside the US) offset some of the operating efficiencies we gained between the two periods.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
General and administrative	$4,047	$3,529	$518	15%

General and administrative expenses increased $0.5 million to $4.1 million during the three months ended March 31, 2022, as compared to $3.5 million during the three months ended March 31, 2021. The increase was primarily attributable to a $0.5 million increase due to: higher corporate insurance costs due to being listed on Nasdaq, increased executive compensation due to salary increases, and increased human resource and recruiting costs.

 Sales and Marketing Expenses

	Three Months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Sales and marketing	$2,231	$1,574	$657	42%

Sales and marketing expenses increased $0.7 million to $2.2 million during the three months ended March 31, 2022, as compared to $1.6 million during the three months ended March 31, 2021. The increase was primarily attributable an increase of $0.1 million in advertising spend and $0.2 million on both internal marketing headcount and outsourced marketing services. We also added headcount to our Customer Success Management team to support our larger clinician base that increased expenses $0.3 million. Lastly our customer onboarding team grew, which contributed a $0.1 million increase in expense.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Research and development	$2,280	$1,426	$854	60%

Research and development expenses increased $0.9 million to $2.3 million during the three months ended March 31, 2022, as compared to $1.4 million during the three months ended March 31, 2021. Engineering and Product expenses increased by $0.5 million mainly due to additional investments in headcount and salary increases. The increase was also attributable to a $0.4 million increase in our training expenses for new MDSs due to our growth of new clinicians.

Other Income (Expenses)

	Three Months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Interest expense	$(601)	$(691)	$90	(13)%
Interest income	5	4	1	25%
Other income (expenses)	105	187	(82)	(44)%
	$(491)	$(500)	$9	(2)%

Our interest expense decreased $0.1 million to $0.6 million during the three months ended March 31, 2022, compared to $0.7 million during the three months ended March 31, 2021. The decrease was primarily attributable to a $0.2 million loss on debt extinguishment as a result of refinancing our debt for the three months ended March 31, 2021, offset by an approximate $0.1 million increase in interest expense due to increased debt outstanding this period versus the year ago period.

During the three months ended March 31, 2022 we received a $0.1 million grant from the Bangladesh government for our investments and expenditures in that country, and in the three months ended March 21, 2021, we received a $0.2 million grant from the Bangladesh government.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from sales of common stock, preferred stock previous to 2020, and cash from borrowings under various facilities, which are further described below. As of March 31, 2022, we had cash resources of $37.0 million which includes $0.3 million of restricted cash to secure our credit card facility balances and to collateralize a letter of credit in the name of our landlord pursuant to a certain operating lease. Since Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private and public sale of over $185 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2022 of $107.7 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our recent debt refinancing and cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the March 31, 2022 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022 (unaudited)	2021 (unaudited)
Cash (used in) provided by:
Operating activities	$(4,159)	$(5,301)
Investing activities	(453)	(157)
Financing activities	13	1,822
Effects of exchange rate changes on cash and restricted cash	(4)	—
Net decrease in cash and restricted cash	$(4,603)	$(3,636)

Operating Activities

Cash used in operating activities was $4.2 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in operating activities during the three months ended March 31, 2022 principally resulted from our net loss of $5.9 million, which includes non-cash charges of $1.1 million, and decreases in working capital of $0.7 million. Cash used in operating activities during the three months ended March 31, 2021 principally resulted from our net loss of $4.9 million, which includes non-cash charges of $0.8 million, and increases in working capital of $1.2 million.

Investing Activities

Cash used in investing activities was $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2022 of $13,000 principally resulted from the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2021 of $1.8 million principally resulted from $15.0 million in debt proceeds which was offset by $13.0 million in repayment of the existing debt agreements and $0.2 million in payments for financing costs related to the new debt arrangement.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2022:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	16,125	3,000	13,125	—	—
Operating lease obligations	2,565	640	1,925	—	—
Total	$18,690	$3,640	$15,050	$—	$—

Off-Balance Sheet Arrangements

As of March 31, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022, have not materially changed.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
10.1	Deed of Quadripartite Agreement by and among Augmedix Bangladesh Ltd., Amin Mohammad Foundation Ltd. And Amin Mohammad Property Management Services Ltd. and the landlords set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 21, 2022).
10.2	Loan and Security Agreement by and among Augmedix, OpCo and Lender dated as of May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.3	Warrant to Purchase Stock by and between Augmedix. and Lender dated as of May 4, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract of any compensatory plan, contract or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: May 12, 2022	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)