Form 10-Q
period 2022-06-30
Augmedix, Inc.
filed 2022-08-12
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 37,421,208 shares of the registrant’s common stock outstanding as of August 5, 2022.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	As of June 30, 2022	As of December 31, 2021
(in thousands, except share data)
Assets
Current assets:
Cash	$29,988	$41,255
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $57 and $64 at June 30, 2022 and December 31, 2021, respectively	4,697	7,178
Prepaid expenses and other current assets	1,604	1,868
Total current assets	36,414	50,426
Property and equipment, net	1,163	982
Restricted cash, non-current	665	207
Operating lease right of use asset	1,907	—
Deposits and other assets	414	68
Total assets	$40,563	$51,683

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable, current portion	$—	$1,500
Accounts payable	1,584	1,365
Accrued expenses and other current liabilities	3,672	4,259
Deferred revenue	5,863	6,238
Lease liability, current portion	860	—
Customer deposits	632	632
Total current liabilities	12,611	13,994
Lease liability, net of current portion	1,366	—
Loan payable	14,932	13,337
Deferred rent, net of current portion	—	273
Other liabilities	487	395
Total liabilities	29,396	27,999
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 37,424,333 and 37,387,472 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	126,485	125,479
Accumulated deficit	(115,112)	(101,729)
Accumulated other comprehensive loss	(210)	(70)
Total stockholders’ equity	11,167	23,684
Total liabilities and stockholders’ equity	$40,563	$51,683

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$7,333	$5,173	$14,318	$9,963
Cost of revenues	4,131	2,761	8,003	5,426
Gross profit	3,202	2,412	6,315	4,537
Operating expenses:
General and administrative	4,172	3,220	8,219	6,749
Sales and marketing	2,432	1,728	4,663	3,302
Research and development	2,649	1,499	4,929	2,925
Total operating expenses	9,253	6,447	17,811	12,976
Loss from operations	(6,051)	(4,035)	(11,496)	(8,439)
Other income (expenses):
Interest expense	(385)	(605)	(986)	(1,296)
Interest income	4	3	9	7
Loss on extinguishment	(1,097)	—	(1,097)	—
Other income	82	—	187	187
Total other expenses, net	(1,396)	(602)	(1,887)	(1,102)
Net loss	$(7,447)	$(4,637)	$(13,383)	$(9,541)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(131)	(1)	(140)	3
Total comprehensive loss	$(7,578)	$(4,638)	$(13,523)	$(9,538)
Net loss per share of common stock, basic and diluted	$(0.20)	$(0.17)	$(0.36)	$(0.35)
Weighted average shares of common stock outstanding, basic and diluted	37,416,095	27,020,437	37,406,090	26,941,215

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(unaudited)

	Stockholders’ (Deficit) Equity
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	37,387,472	$4	$125,479	$(101,729)	$(70)	$23,684
Exercise of common stock options	24,015	—	13	—	—	13
Stock-based compensation expense	—	—	424	—	—	424
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net loss	—	—	—	(5,936)	—	(5,936)
Balance at March 31, 2022	37,411,487	$4	$125,916	$(107,665)	$(79)	$18,176
Issuance of common stock warrants	—	—	72	—	—	72
Exercise of common stock options	12,846	—	6	—	—	6
Stock-based compensation expense	—	—	491	—	—	491
Foreign currency translation adjustment	—	—	—	—	(131)	(131)
Net loss	—	—	—	(7,447)	—	(7,447)
Balance at June 30, 2022	37,424,333	$4	$126,485	$(115,112)	$(210)	$11,167

	Stockholders’ (Deficit) Equity
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2021	26,859,850	$3	$87,051	$(83,878)	$(52)	$3,124
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	395	—	—	395
Exercise of common stock options	4,208	—	4	—	—	4
Stock-based compensation expense	—	—	384	—	—	384
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(4,904)	—	(4,904)
Balance at March 31, 2021	26,864,058	$3	$87,834	$(88,782)	$(48)	$(993)
Issuance of common stock to service provider	120,000	—	600	—	—	600
Exercise of common stock options	126,876	—	100	—	—	100
Stock-based compensation expense	—	—	239	—	—	239
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(4,637)	—	(4,637)
Balance at June 30, 2021	27,110,934	$3	$88,773	$(93,419)	$(49)	$(4,692)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(13,383)	$(9,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389	367
Stock-based compensation	915	623
Non-cash interest expense	264	190
Non-cash advertising expense	200	—
Non-cash portion of loss on debt extinguishment	1,087	161
Amortization of operating lease right of use asset	332	—
Provision for bad debt	12	—
Deferred rent	—	233
Changes in operating assets and liabilities:
Accounts receivable	2,468	(1,082)
Prepaid expenses, deposits and other assets	(220)	351
Accounts payable	238	635
Accrued expenses and other liabilities	(410)	(236)
Deferred revenue	(375)	446
Lease liability	(373)	—
Net cash used in operating activities	(8,856)	(7,853)
Cash flows from investing activities:
Purchase of property and equipment	(615)	(318)
Net cash used in investing activities	(615)	(318)
Cash flows from financing activities:
Proceeds from loan payable	15,000	15,000
Repayment of loan payable	(16,125)	(12,966)
Payment to unaccredited investors of Augmedix Operating Corporation	—	(22)
Payment of financing costs	(142)	(232)
Proceeds from exercise of common stock warrants	—	4
Proceeds from exercise of stock options	19	100
Net cash (used in) provided by financing activities	(1,248)	1,884
Effect of exchange rate changes on cash and restricted cash	(90)	(1)
Net decrease in cash and restricted cash	(10,809)	(6,288)
Cash and restricted cash at beginning of period	41,587	22,973
Cash and restricted cash at end of period	$30,778	$16,685
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$815	$830
Cash paid during the period for income taxes	$13	$—
Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants issued in connection with loan	$72	$395
Fair value of common stock issued to service provider	$—	$600
Property, plant, and equipment in accounts payable	$—	$21
Adoption of ASC 842 new lease standard	$2,599	$—

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

The Company has incurred recurring losses since its inception, including net losses of $7.4 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively, and $13.4 million and $9.5 million for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $115.1 million. The Company has relied on debt and equity financing to fund operations to date and management expects losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. The Company believes its cash and restricted cash will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the June 30, 2022 Form 10-Q. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing, that such financing will be available on terms which are acceptable to the Company, or at all.

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

COVID-19 Update

The Company has been carefully monitoring the COVID-19 pandemic and its impact on the business and has taken important steps to help ensure the safety of the Company’s employees and to reduce the spread of COVID-19 community-wide. The Company is ensuring that essential staffing levels at the Company’s operations remain in place, including maintaining key personnel in the Company’s facilities. The Company has implemented stringent safety measures designed to create a safe and clean environment for the Company’s employees as the Company continues to comply with applicable guidelines (foreign and U.S., as applicable) instituted in response to the COVID-19 pandemic.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and stockholders’(deficit) equity for the three and six months ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition and the valuation of the warrant liability and stock-based compensation, including the underlying fair value of the preferred and common stock. Actual results could differ from those estimates.

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

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the U.S. Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the three and six months ended June 30, 2022 and 2021.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the three and six months ended June 30, 2022. Revenues from these major customers accounted for 18%, 17% and 12% of revenue for the three months ended June 30, 2022 and 19%, 17% and 12% of revenue for the six months ended June 30, 2022. Accounts receivable from these customers totaled $0.4 million, $0.3 million, and $0.6 million at June 30, 2022. The Company had three major customers during the three and six months ended June 30, 2021. Revenues from these major customers accounted for 24%, 23% and 11% of revenue for the three months ended June 30, 2021 and 26%, 22% and 11% of revenue for the six months ended June 30, 2021. Accounts receivable from these customers totaled $0.1 million, $1.1 million, and $0.3 million at June 30, 2021.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility balances, to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. The following table provides a reconciliation of the components of cash and restricted cash reported in the Company’s condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

	June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)
Cash	$29,988	$16,353
Restricted cash	125	125
Restricted cash, non-current	665	207
Total cash and restricted cash presented in the condensed consolidated statements of cash flows	$30,778	$16,685

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in 2022 or 2021.

Revenue Recognition

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

The Company derives its revenue through a recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial term of the contract and customer prepayments are deferred and included in the accompanying unaudited interim condensed consolidated balance sheets in deferred revenues. Revenues are recognized when the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company’s revenues are earned from customers located only in the U.S. After the initial term, contracts are cancellable by the customer at their discretion with a 90-day notice.

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

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the six months ended June 30, 2022 and year ended December 31, 2021:

(in thousands)	Six Months Ended June 30, 2022 (unaudited)	Year Ended December 31, 2021 (unaudited)
Balance, beginning of period	$6,238	$5,439
Deferral of revenue	13,943	22,964
Recognition of unearned revenue	(14,318)	(22,165)
Balance, end of period	$5,863	$6,238

Accounts receivable, net from customers was $4.7 million and $7.2 million as of June 30, 2022 and December 31, 2021, respectively.

Deferred revenue consists of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and is recognized as revenue as earned. As of June 30, 2022, the Company expects to recognize $5.9 million from remaining performance obligations over the next 12 months.

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

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock prior to the merger, the expected life of the options, stock price volatility, the risk-free interest rate, expected dividends, and the probability of satisfying the market condition for market-condition based awards. The assumptions used in the valuation models represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. In April 2021, the Company issued 120,000 shares of common stock with a fair value of $0.6 million to a service provider as payment for advertising services to be performed over a one-year period. As of June 30, 2022, the $0.6 million has been fully amortized and no remaining unamortized advertising costs are included in prepaid expenses and other current assets. As of June 30, 2021, the remaining unamortized advertising costs of $0.5 million is included in prepaid expenses and other current assets. Advertising expenses incurred by the Company were $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the six months ended June 30, 2022 and 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30, 2022 (unaudited)	June 30, 2021 (unaudited)
Common stock warrants	2,801,703	3,333,791
Stock options	8,126,955	6,365,965
	10,928,658	9,699,756

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Although early adoption is permitted, the Company does not intend to early adopt this standard, and the Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

3. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of June 30, 2022, the fair value of the Company’s loan payable was $15.1 million. As of June 30, 2022, the carrying value of the Company loan payable was $14.9 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

4. Property and Equipment

Property and equipment, consists of the following:

(in thousands)	June 30, 2022 (unaudited)	December 31, 2021 (unaudited)
Computer hardware, software and equipment	$4,172	$6,212
Leasehold improvements	2,201	514
Furniture and fixtures	69	75
	6,442	6,801
Less: accumulated depreciation	(5,279)	(5,819)
Property and equipment, net	$1,163	$982

The Company recorded depreciation and amortization expense of $0.2 million during each of the three months ended June 30, 2022 and 2021 and $0.4 million during each of the six months ended June 30, 2022 and 2021.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	June 30, 2022 (unaudited)	December 31, 2021 (unaudited)
Accrued compensation	$2,093	$2,730
Accrued other	416	407
Accrued vendor partner liabilities	756	733
Deferred rent	—	86
Accrued professional fees	323	219
Accrued VAT and other taxes	84	84
	$3,672	$4,259

6. Debt

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10.0 million. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $0.7 million was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $0.3 million, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1.2 million was being amortized to interest expense over the repayment term of the Sub Agreement. The Company amortized $34,000 for the six months ended June 30, 2021.

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

On November 19, 2020, the Company applied for forgiveness of the full principal amount. On August 9, 2021, the Company received notification that the full amount of the PPP Loan and accrued interest was forgiven. As a result, the Company recorded a gain from the forgiveness of the PPP Loan in the condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.

Loan and Security Agreement

On March 25, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastward Fund Management, LLC, as the lender (“Lender”) to establish a loan facility which provides for borrowings in the aggregate principal amount of up to $17.0 million, which are available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. On May 5, 2022, the Company paid off the remaining balance of the loan. The Company recognized this transaction as a debt extinguishment and recognized a $1.1 million loss on extinguishment.

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

The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million was being amortized to interest expense over the repayment term of the Loan and Security Agreement. The Company amortized $0.1 million and $0.2 million of the discount to interest expense during the three months and six months ended June 30, 2022, respectively. The Company amortized $0.1 million and $0.2 million of the discount to interest expense during the three months and six months ended June 30, 2021, respectively.

SVB Loan Agreement

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

The Revolving Credit Facility’s stated maturity date is May 4, 2024. Interest on the borrowings under the Revolving Credit Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.75% and (b) the Prime Rate plus 0.50%. The Term Loan Facility’s stated maturity date is June 1, 2025, provided that, if Borrower achieves certain performance milestones as set forth in the SVB Loan Agreement, the Term Loan Facility maturity date will automatically be extended to December 1, 2025. Interest on the borrowings under the Term Loan Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.25% and (b) the Prime Rate plus 0.00%. The Term Loan Facility is interest only until July 1, 2023 provided that if Borrower achieves certain performance milestones, the amortization date automatically extends to January 1, 2024.

The SVB Loan Agreement contains customary restrictions and covenants applicable to Borrower and its subsidiaries. In particular, the SVB Loan Agreement contains a financial covenant which provides that if Borrower fails to maintain minimum cash and cash equivalents in an amount of (a) no less than $25.0 million (prior to any Tranche B advance) and (b) $30.0 million (following any Tranche B advance), Borrower is then required to maintain certain minimum revenue requirements as set forth in the SVB Loan Agreement, which will be measured on a trailing 3-month basis and tested quarterly. If Borrower has failed to maintain the minimum cash and cash equivalents set forth in the preceding sentence, in lieu of being subject to the minimum revenue requirements, Borrower has the ability to cure such failure to maintain minimum cash and cash equivalents by delivering evidence satisfactory to SVB that Borrower has raised at least $10.0 million in net cash proceeds from the sale of Borrower’s equity interests.

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

 At June 30, 2022, the future minimum payments required under the SVB Loan Agreement, including the final payment, are as follows as of (in thousands):

(in thousands)
2022 (six months remaining)	$—
2023	3,750
2024	7,500
2025	3,750
15,000
End of term charge	750
15,750
Less unamortized debt discount	(818)
SVB Loan Agreement borrowing net of discount	14,932
Less current portion	—
SVB Loan Agreement borrowings, non-current portion	$14,932

The Company recorded the final payment of $0.8 million as both a discount and an increase to the principal amount of the debt. The aggregate discount of $1.6 million is being amortized to interest expense over the repayment term of the SVB Loan Agreement. The Company amortized $0.1 million and $0.1 million of the discount to interest expense during the three months and six months ended June 30, 2022, respectively. At June 30, 2022, the remaining unamortized discount was $0.8 million.

7. Common Stock and Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2022.

Common Stock Warrants

At June 30, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuance upon exercise of warrant	Exercise Price Per Warrant
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
September 2, 2029	2,187,453	$2.88
October 25, 2024	346,500	$3.00
May 4, 2029	48,295	$2.38
	2,801,703

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of June 30, 2022 there were no shares of preferred stock issued or outstanding.

8. Equity Incentive Plan

At the effective date of the Malo Holdings and Augmedix merger (the “Merger”), the Company assumed Private Augmedix’s 2013 Equity Incentive Plan (“2013 Plan”). Options granted under the Plan may be incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”) and restricted stock awards (“RSAs”). ISOs may be granted only to Company employees and directors. NSOs, SARs and RSAs may be granted to employees, directors, advisors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. No shares of restricted stock, no stock appreciation rights and no RSUs were granted under the 2013 Plan after August 31, 2020.

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

The number of shares of common stock reserved for issuance under the 2020 Plan did increase on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s board of directors. As of June 30, 2022, 656,383 shares of common stock remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(in thousands)	2022	2021	2022	2021
General and administrative	$344	$174	$654	$391
Sales and marketing	42	16	70	57
Research and development	81	42	146	113
Cost of revenues	24	7	45	62
	$491	$239	$915	$623

No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through June 30, 2022.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the six months ended June 30, 2022   was determined using the methods and assumptions discussed below.

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

For the six months ended June 30, 2022 and 2021, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, (unaudited)
	2022	2021
Expected term (in years)	5.9	5.8
Expected Volatility	54.4%	54.5%
Risk-free rate	1.9%	0.8%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.26 and $1.50 during the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2022:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	6,583,381	$1.78	8.0
Granted	1,634,174	$2.42
Exercised	(41,388)	$0.75
Forfeited and expired	(49,212)	$3.09
Outstanding at June 30, 2022	8,126,955	$1.90	7.9
Exercisable at June 30, 2022	4,476,206	$1.29	7.5
Vested and expected to vest at June 30, 2022	8,126,955	$1.90	7.9

There were 41,388 options exercised during the six months ended June 30, 2022. The options exercised during the six months ended June 30, 2022 had an intrinsic value of $70,000. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2022 were $4.0 million and $3.6 million, respectively. At June 30, 2022, future stock-based compensation for options granted and outstanding of $3.6 million will be recognized over a remaining weighted-average requisite service period of 2.7 years.

Performance and Market-Based Options

In March 2021, the Company granted 727,922 stock options to the Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. The options vest based on the CEO’s continued service in addition to the following terms:

●	317,688 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. These options expire on March 3, 2031.

●	46,273 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. Since the listing on Nasdaq, these options expire on March 22, 2031, instead of 2026.

●	363,961 options vest in full when the closing price of the Company’s common stock reaches or exceeds $13.50 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. Since the listing on Nasdaq, these options expire on March 22, 2031, instead of 2026.

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $30,000 and $60,000 in share-based expense for the three and six months ended June 30, 2022, respectively. The Company recognized $10,000 and $16,000 in share-based expense for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $0.2 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 1.8 years. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

9. Commitments and Contingencies

Operating Leases

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

Supplemental balance sheet information related to leases as of June 30, 2022 is as follows (in thousands):

Operating leases:
Operating lease right-of-use assets	$1,907

Operating lease liability, current portion	$860
Operating lease liability, net of current portion	1,366
Total operating lease liabilities	$2,226

Supplemental lease expense related to leases was as follows:

Lease Cost (in thousands)	Statements of Operations Classification	Three Months Ended June 30, 2022 (unaudited)	Six Months Ended June 30, 2022 (unaudited)
Operating lease cost:
	Cost of revenues	$5	$12
	General and administrative	76	145
	Sales and marketing	63	114
	Research and development	47	111
Total operating lease cost		$191	$382

Other information related to the operating lease where the Company is the lessee is as follows:

Six Months Ended June 30, 2022
Weighted-average remaining lease term	2.7
Weighted-average discount rate	4.0%

Supplemental cash flow information related to the operating lease is as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for operating lease liabilities	$422

As of June 30, 2022, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows (in thousands):

2022 (remaining six months)	$—
2023	861
2024	887
2025	603
Total	$2,351
Less: imputed interest	(125)
Operating lease liability	2,226
Less: Operating lease liability, current portion	860
Operating lease liability, net of current portion	$1,366

Cloud Computing Services

In June 2021, the Company entered into a noncancellable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of June 30, 2022, the Company has spent approximately $0.1 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated interim financial position or results of operations. As a result, no liability related to such claims has been recorded at June 30, 2022 or December 31, 2021, respectively.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at June 30, 2022 or 2021.

10. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 9), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million and $0.1 million to the related party during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million to the related party during the six months ended June 30, 2022 and 2021, respectively, which is included as rent expense. At June 30, 2022 and 2021, the amounts owed to the related party were $5,000 and $7,000, respectively.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Board of Directors. During the three months ended June 30, 2022 and 2021 the Company made contributions of $35,000 and $23,000, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, to the 401(k) plan.

12. Subsequent Events

Management has evaluated subsequent events occurring after June 30, 2022 through August 10, 2022, the date the unaudited condensed consolidated interim financial statements were available to be issued.

IDS Statement of Work No. 4

On July 8, 2022, Augmedix OpCo entered into Statement of Work No. 4 (“SOW No. 4”) with IDS Infotech Ltd. (“IDS”), pursuant to the Master Services Agreement, dated October 1, 2019, by and between the Subsidiary and IDS. SOW No. 4, among other things, terminates and replaces previous Statement of Work No. 3, dated August 1, 2021, by and between the Subsidiary and IDS, provides for an initial term of twelve (12) months beginning on the effective date of SOW No. 4, provides for the provision of remote medical documentation and clinical support services by IDS in accordance with SOW No. 4, and incorporates Augmedix Notes as a permanent part of the services provided by IDS.

Infosense Statement of Work No. 3

On July 11, 2022, Augmedix OpCo entered into a Statement of Work No. 3 (“SOW No. 3”) with Infosense Technologies, Pvt. Ltd. (“Infosense”), pursuant to the Master Services Agreement, dated February 1, 2018, by and between the Subsidiary and Infosense. SOW No. 3, among other things, terminates and replaces previous Statement of Work No. 2, dated July 1, 2020, by and between the Subsidiary and Infosense, provides for an initial term of twelve (12) months beginning on the effective date of SOW No. 3, provides for the provision of remote medical documentation and clinical support services by Infosense in accordance with SOW No. 3, and incorporates Augmedix Notes as a permanent part of the services provided by Infosense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022.

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

Forward-looking statements include, but are not limited to, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;

●	our ability to interoperate with the EHR systems of our customers;

●	our ability to attract and retain key personnel;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators and real time medical note documentation services;

●	the competition to attract and retain MDSs;

●	our reliance on Vendors (as defined below);

●	our expectations regarding changes in regulatory requirements;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	the impact of current and future laws and regulations; and

●	the ongoing impact of the COVID-19 pandemic on our business, results of operations and future growth prospects.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Augmedix, Inc. (the “Company” or “Augmedix”) (formerly known as Malo Holdings Corporation) provides virtual medical documentation services for clinicians through software compatible with off-the-shelf, mobile client devices (smartphones or Google Glass) that enables clinicians to connect to the Augmedix Service Platform (“ASP”). Through the ASP, clinicians either subscribe to the Augmedix Live service or the Notes service. Clinicians connect in real time to medical documentation specialists (“MDSs”), if subscribed to Augmedix’s Live service. If subscribed to Augmedix’s Notes service, the clinician-patient’s ambient interaction is recorded and processed using ASR (auto speech recognition) then reviewed and edited by Augmedix’s MDSs. For both services, the relevant elements of the clinician-patient interaction are extracted and compiled into a comprehensive and accurate medical note that is then uploaded into the patient’s chart contained within the electronic health record system, which is a third-party software licensed by the healthcare clinic or system to manage patient charts.

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

We provide service from ten MDS Operations Centers across four countries – the US, Bangladesh, India and Sri Lanka. There are six centers in India and one center in Sri Lanka that are owned and operated by five independent third parties (the “Vendors”), while the two centers in the US and Bangladesh are wholly-owned and operated by us, additionally we have begun our own operations in India.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Key Metrics	2022	2021	2022	2021
	(unaudited)		(unaudited)
Average clinicians in service headcount	1,040	700	1,000	665
Average annual revenue per clinician	$28,000	$29,100	$28,400	$29,500
Dollar-based net revenue retention	131%	129%	132%	120%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service grew 49% to 1,040 from 700 for the three months ended June 30, 2022 and 2021, respectively, and grew 50% to 1,000 from 665 for the six months ended June 30, 2022 and 2021, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to $28,000 in the three months ended June 30, 2022, down 4% from $29,100 in the three months ended June 30, 2021 due to an increase in the mix of Notes clinicians. Revenue from Notes clinicians is lower than revenue from Live clinicians. The average annual revenue per clinician decreased to $28,400 in the six months ended June 30, 2022, down 4% from $29,500 in the six months ended June 30, 2021 due to an increase in mix in Notes clinicians in this six month period versus a year ago.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 131% in three months ended June 30, 2022 compared to 129% in the three months ended June 30, 2021. Growth from existing clients has historically represented a majority of our total revenue growth. Our annual dollar-based net revenue retention increased to 132% in six months ended June 30, 2022 up from 120% in six months ended June 30, 2021.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are subject to a 90-day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Health Enterprise clients is infrequent. In fiscal 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients nor have we lost any year to date in 2022. We lost three Health Enterprise clients in fiscal 2020, with the COVID-19 pandemic being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as ensuring adequate Wi-Fi capability of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning MDSs, obtaining EHR credentials for the MDSs, and clinician orientation. Revenues associated with implementation efforts, which are less than 1% of total revenue in the three months ended June 30, 2022, are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

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

Our gross profit varies by MDS center. We plan to focus on and grow the operations of the MDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation, such as Notebuilder, to reduce the level of effort required by MDSs. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas, plus the mix of MDS centers, could affect our cost of revenues in the future. When the Bangladesh MDSs fully return to the office it will create some gross margin headwinds as we will incur higher transportation and food costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, information technology, compliance, legal, and human resources personnel, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, insurance, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, commissions, bonuses, and stock-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include costs for advertising and other marketing activities. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts.

Research and Development Expenses

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expenses also include direct MDS training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses will increase in absolute dollars as our business grows, but R&D expenses are expected to decrease as a percent of revenues in the coming years.

Interest Expense, net

Interest expense, net consists primarily of the interest incurred on our debt obligations and the noncash interest expense associated with the amortization of debt discounts, debt facility fees, and warrants granted concurrently with new debt facilities. Interest expense is offset by any interest income we earn on our cash balances held in our interest-bearing savings account.

Other Income (Expenses)

Included in other income (expense) are foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency, and any incentive grants we receive from the Bangladesh government for investments we make within the country.

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Revenues	$7,333	$5,173	$14,318	$9,963
Cost of revenues	4,131	2,761	8,003	5,426
Gross profit	3,202	2,412	6,315	4,537
Operating expenses:
General and administrative	4,172	3,220	8,219	6,749
Sales and marketing	2,432	1,728	4,663	3,302
Research and development	2,649	1,499	4,929	2,925
Total operating expenses	9,253	6,447	17,811	12,976
Loss from operations	(6,051)	(4,035)	(11,496)	(8,439)
Other income (expenses):
Interest expense	(385)	(605)	(986)	(1,296)
Interest income	4	3	9	7
Loss on extinguishment	(1,097)	—	(1,097)	—
Other income	82	—	187	187
Total other expenses, net	(1,396)	(602)	(1,887)	(1,102)
Net loss	$(7,447)	$(4,637)	$(13,383)	$(9,541)

Comparison for the three months ended June 30, 2021 and 2020:

Revenues

	Three Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Revenues	$7,333	$5,173	$2,160	42%

Revenues increased 42%, or $2.2 million, to $7.3 million during the three months ended June 30, 2022. The increase was primarily attributable to a 49% increase in the average number of clinicians in service, partially offset by a 4% decrease in average revenue per unit (“ARPU”) due to a higher mix of Notes clinicians. The slower growth of implementation fees reduced total company growth by approximately one percentage point. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians, by the strong growth of clinicians using Augmedix Notes, and by new customers. Dollar-based net revenue retention of our Health Enterprises was 131% in the three months ended June 30, 2022.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Cost of revenues	$4,131	$2,761	$1,370	50%

Cost of revenues increased $1.4 million to $4.1 million during the three months ended June 30, 2022, as compared to $2.8 million during the three months ended June 30, 2021. The increase was attributable to a $1.2 million increase in MDS costs, up 44% verses to the comparable period last year, as clinicians in service grew during 2022. The period in 2021 was impacted by a write-off of a lease provision associated with our previous office space that lowered our cost of revenue by $0.1 million in the three months ended June 30, 2021. Cloud Hosting grew by $0.2 million as our clinicians in service grew and we added additional redundancy to our streaming platform to make it even more stable, plus added technology to further automation. As a result of increased MDS costs and cloud hosting costs, our gross margin was 43.7% during the three months ended June 30, 2022, as compared to 46.6% during the three months ended June 30, 2021. An increase in the proportion of US-serviced clinicians, as compared to clinicians serviced from outside the US, more than offset the operating efficiencies we gained between the two periods, along with the year ago period’s gross margin benefiting from the write-off of the lease provision.

General and Administrative Expenses

	Three Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
General and administrative	$4,172	$3,220	$952	30%

General and administrative expenses increased $1.0 million to $4.2 million during the three months ended June 30, 2022, as compared to $3.2 million during the three months ended June 30, 2021. The increase was primarily attributable to a $0.7 million increase in salaries, professional fees, and incremental costs associated with being a public company. The increase was also due to a $0.3 million reversal from legal fees and a write off of a lease provision in the three months ended June 30, 2021.

 Sales and Marketing Expenses

	Three Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Sales and marketing	$2,432	$1,728	$704	41%

Sales and marketing expenses increased $0.7 million to $2.4 million during the three months ended June 30, 2022, as compared to $1.7 million during the three months ended June 30, 2021. The largest increase was the $0.4 million in expense growth due to higher bookings performance driving higher commission accruals, in addition to increased headcount in both our Customer Account Management and Sales teams. The increase was also attributable to $0.2 million of additional advertising spend, internal marketing headcount and outsourced marketing services. The remaining $0.1 million increase was driven by additional headcount to the customer onboarding team in order to sufficiently meet the needs of the growing number of clinicians launching our services.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Research and development	$2,649	$1,499	$1,150	77%

Research and development expenses increased $1.2 million to $2.6 million during the three months ended June 30, 2022, as compared to $1.5 million during the three months ended June 30, 2021. The increase was attributable to $0.6 million of headcount investment into our engineering and product departments and salary increases. The remaining $0.6 million was driven from an increase in training costs to grow our MDS capacity to meet the service needs of new clinicians.

Other Income (Expenses)

	Three Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Interest expense	$(385)	$(605)	$(220)	(36)%
Interest income	4	3	1	33%
Loss on extinguishment of debt	(1,097)	—	(1,097)	(100)%
Other income	82	—	82	100%
	$(1,396)	$(602)	$(794)	132%

Our interest expense decreased $0.2 million to $0.4 million during the three months ended June 30, 2022, compared to $0.6 million during the three months ended June 30, 2021, due the improved interest rate terms of the new debt facility in May 2022. The overall increase in other expenses was primarily attributable to $1.1 million of expenses associated with the extinguishment of the prior debt facility, which consisted almost entirely of a $1.1 million cash exit fee paid to our previous lender. Lastly other income increased by $0.1 million driven from the collection of an incentive grant from the Bangladesh government for investments and expenditures in that country.

Comparison for the six months ended June 30, 2022 and 2021:

Revenues

	Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Revenues	$14,318	$9,963	$4,355	44%

Revenues increased 44%, or $4.3 million, to $14.3 million during the six months ended June 30, 2022, as compared to $10.0 million during the six months ended June 30, 2021. The increase was primarily attributable to a 50% increase in the average number of clinicians in service, offset by a 4% decrease in ARPU due to a larger mix of clinicians using the Notes product. The slower growth of implementation fees reduced total company growth by just over one percentage point. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians, by the strong growth of clinicians using Augmedix Notes, and new customers. Dollar-based net revenue retention was 132% in the six months ended June 30, 2022.

 Cost of Revenues and Gross Margin

	Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Cost of revenues	$8,003	$5,426	$2,577	47%

Cost of revenues increased $2.6 million to $8.0 million during the six months ended June 30, 2022, as compared to $5.4 million during the six months ended June 30, 2021. The increase was primarily attributable to a $2.2 million increase in MDS costs, up 43% as compared to the same period a year ago when normalizing for the lease write off provision, as clinicians in service grew year on year. We also had a higher number of clinicians supported by US-based MDSs, which are more expensive than MDSs outside the US. In addition, cloud hosting costs increased by $0.3 million due to the addition of new clinicians, increased technology redundancy in our streaming platform, and new technology to drive automation. Lastly, there was a $0.1 million write-off of lease provision in 2021 that lowered costs in the six months ended June 30, 2021, and thus raised gross margin in the period last year. Gross margin for the six months ending June 30, 2022 was 44.1%, as compared to 43.9% in the six months ended June 30, 2021, after adding back the lease write-provision.

General and Administrative Expenses

	Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
General and administrative	$8,219	$6,749	$1,470	22%

General and administrative expenses increased $1.5 million to $8.2 million during the six months ended June 30, 2022, as compared to $6.7 million during the six months ended June 30, 2021. The increase was primarily attributable to a $1.0 million increase in legal fees, salaries, professional fees, and incremental costs associated with being a public company, and a $0.2 million increase in our people team costs as our organization has grown and increased recruitment activity. In the six months ended, June 30, 2021, there were $0.3 million reduction of costs associated with the write-off of a lease provision and a legal fee reversal.

 Sales and Marketing Expenses

	Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Sales and marketing	$4,663	$3,302	$1,361	41%

Sales and marketing expenses increased $1.4 million to $4.7 million during the six months ended June 30, 2022, as compared to $3.3 million during the six months ended June 30, 2021. The increase was primarily attributable to $0.7 million of additional salary related expense due to increased headcount in our Analytics and Insight, Customer Account Management and Sales teams in addition to higher commission expense due to larger bookings. The increase was also attributable to an incremental $0.5 million in advertising spend, additional internal marketing headcount, and expanded outsourced marketing services. Lastly, expenses grew $0.2 million due to a larger customer onboarding team to support the growing number of clinicians launching our services.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Research and development	$4,929	$2,925	$2,004	69%

Research and development expenses increased $2.0 million to $4.9 million during the six months ended June 30, 2022, as compared to $2.9 million during the six months ended June 30, 2021. The increase was primarily attributable to a $1.1 million investment into engineering and product headcount and higher salaries. The remaining $0.9 million was driven by higher training costs to grow our MDS capacity to meet the service needs of our larger clinician user base.

Other Income (Expenses)

	Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Interest expense	$(986)	$(1,296)	$310	(24)%
Interest income	9	7	2	29%
Loss on extinguishment of debt	(1,097)	—	(1,097)	(100)%
Other income	187	187	—	0%
	$(1,887)	$(1,102)	$(785)	71%

Our interest expense decreased $0.3 million to $1.0 million during the six months ended June 30, 2022, compared to $1.3 million during the six months ended June 30, 2021, due to the lower interest rate on our new debt facility staring May 2022. There was a $1.1 million loss on debt extinguishment as a result of refinancing our debt facility, which relates to the $1.1million cash exit fee paid to our previous lender.

During the six months ended June 30, 2022 we received a $0.2 million in incentive grants from the Bangladesh government for our investments and expenditures in that country. During the six months ended June 30, 2021, we received incentive grants of $0.2 million. Grants should grow as our expense base grows in Bangladesh, but the quarterly timing of our cash receipt of these grants is hard to estimate.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from sales of common stock, preferred stock prior to 2020, and cash from borrowings under various facilities, which are further described below. As of June 30, 2022, we had cash resources of $30.8 million which includes $0.8 million of restricted cash to secure our credit card facility balances, to collateralize a letter of credit in the name of our landlord pursuant to a certain operating lease and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. Since Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private and public sale of over $185.0 million of preferred and common stock and from various debt arrangements. As described in Note 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2022 of $115.1 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our recent debt refinancing and cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the June 30, 2022 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)
Cash (used in) provided by:
Operating activities	$(8,856)	$(7,853)
Investing activities	(615)	(318)
Financing activities	(1,248)	1,884
Effects of exchange rate changes on cash and restricted cash	(90)	(1)
Net decrease in cash and restricted cash	$(10,809)	$(6,288)

Operating Activities

Cash used in operating activities was $8.9 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively. Cash used in operating activities during the six months ended June 30, 2022 principally resulted from our net loss of $13.4 million, which includes non-cash charges of $3.2 million, and decreases in working capital of $1.3 million. Cash used in operating activities for the six months ended June 30, 2021 principally resulted from our net loss of $9.5 million, which includes non-cash charges of $1.6 million, and decreases in working capital of $0.1 million.

Investing Activities

Cash used in investing activities was $0.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2022 of $1.2 million principally resulted from $15.0 million of debt proceeds which was offset by $16.1 million in repayment of existing debt agreement, and exit fees and $0.1 million in payments for financing costs related to the new debt arrangement.

Cash provided by financing activities during the six months ended June 30, 2021 of $1.9 million principally resulted from $15.0 million in debt proceeds and $0.1 million of proceeds from exercise of stock options which was offset by $13.0 million in repayment of the existing debt agreements and $0.2 million in payments for financing costs related to the new debt arrangement.

Sources of Liquidity

ATM Program

On May 24, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”) with respect to an at-the-market equity offering program (“ATM Program”), under which the Agent will act as the Company’s agent and may issue and sell from time to time, during the term of the Sales Agreement, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $25.0 million (the “Shares”). The issuance and sale of the Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective shelf registration statement on Form S-3. Pursuant to General Instruction I.B.6 to Registration Statement on Form S-3, the Company may not sell more than the equivalent of one-third of our public float held by non-affiliates during any 12 consecutive months so long as our public float held by non-affiliates is less than $75,000. As of the date hereof, the Company has not sold any shares pursuant to the ATM Program.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2022:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	15,750	—	15,750	—	—
Operating lease obligations	2,351	426	1,925	—
Total	$18,101	$426	$17,675	$—	$—

Off-Balance Sheet Arrangements

As of June 30, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 30, 2022, have not materially changed.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have elected to early adopt certain new accounting standards, as described in Note 2 of our unaudited interim condensed consolidated financial statements. As a result, these interim financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.1	Deed of Quadripartite Agreement by and among Augmedix Bangladesh Ltd., Amin Mohammad Foundation Ltd. and Amin Mohammad Property Management Services Ltd. and the landlords set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 21, 2022).
10.2	Loan and Security Agreement by and among Augmedix, OpCo and Lender dated as of May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.3	Warrant to Purchase Stock by and between Augmedix and Lender dated as of May 4, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.4	Third Omnibus Amendment, dated as of June 9, 2022, by and between Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 10, 2022).
10.5	Statement of Work No. 4 by and between Augmedix Operating Corp. and IDS Infotech Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).
10.6	Statement of Work No. 3 by and between Augmedix Operating Corp. and Infosense Technologies, Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: August 11, 2022	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)