Form 10-Q
period 2022-09-30
Augmedix, Inc.
filed 2022-11-18
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 37,432,204 shares of the registrant’s common stock outstanding as of November 2, 2022.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	As of September 30, 2022	As of December 31, 2021
(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,251	$41,255
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $59 and $64 at September 30, 2022 and December 31, 2021, respectively	5,053	7,178
Prepaid expenses and other current assets	1,531	2,203
Total current assets	32, 960	50,761
Property and equipment, net	1,303	982
Restricted cash, non-current	621	207
Operating lease right of use asset	1,738	—
Deposits and other assets	527	120
Total assets	$37,149	$52,070

Liabilities and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$1,875	$1,500
Accounts payable	1,417	1,365
Accrued expenses and other current liabilities	4,750	4,259
Deferred revenue	6,388	6,238
Lease liability, current portion	866	—
Customer deposits	595	632
Total current liabilities	15,891	13,994
Lease liability, net of current portion	1,168	—
Loan payable, net of current portion	13,158	13,337
Deferred rent, net of current portion	—	273
Other liabilities	481	395
Total liabilities	$30,698	$27,999
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 37,432,204 and 37,387,472 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	126,966	125,479
Accumulated deficit	(120,192)	(101,342)
Accumulated other comprehensive loss	(327)	(70)
Total stockholders’ equity	6,451	24,071
Total liabilities and stockholders’ equity	$37,149	$52,070

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$7,864	$5,625	$22,182	$15,588
Cost of revenues	4,274	3,092	12,277	8,518
Gross profit	3,590	2,533	9,905	7,070
Operating expenses:
General and administrative	4,136	3,238	12,355	9,987
Sales and marketing	2,304	2,035	6,944	5,245
Research and development	2,608	1,810	7,537	4,735
Total operating expenses	9,048	7,083	26,836	19,967
Loss from operations	(5,458)	(4,550)	(16,931)	(12,897)
Other income (expenses):
Interest expense	(316)	(589)	(1,302)	(1,639)
Interest income	59	1	68	8
Loss on debt extinguishment	—	—	(1,097)	(246)
Forgiveness of PPP loan	—	2,180	—	2,180
Other income	225	221	412	408
Total other income (expenses), net	(32)	1,813	(1,919)	711
Net loss	$(5,490)	$(2,737)	$(18,850)	$(12,186)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(117)	3	(257)	6
Total comprehensive loss	$(5,607)	$(2,734)	$(19,107)	$(12,180)
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.10)	$(0.50)	$(0.45)
Weighted average shares of common stock outstanding, basic and diluted	37,426,751	27,123,885	37,412,238	27,002,774

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	37,387,472	$4	$125,479	$(101,342)	$(70)	$24,071
Exercise of common stock options	24,015	—	13	—	—	13
Stock-based compensation expense	—	—	424	—	—	424
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net loss	—	—	—	(6,025)	—	(6,025)
Balance at March 31, 2022	37,411,487	$4	$125,916	$(107,367)	$(79)	$18,474
Issuance of common stock warrants	—	—	72	—	—	72
Exercise of common stock options	12,846	—	6	—	—	6
Stock-based compensation expense	—	—	491	—	—	491
Foreign currency translation adjustment	—	—	—	—	(131)	(131)
Net loss	—	—	—	(7,335)	—	(7,335)
Balance at June 30, 2022	37,424,333	$4	$126,485	$(114,702)	$(210)	$11,577
Exercise of common stock options	7,871	—	4	—	—	4
Stock-based compensation expense	—	—	477	—	—	477
Foreign currency translation adjustment	—	—	—	—	(117)	(117)
Net loss	—	—	—	(5,490)	—	(5,490)
Balance at September 30, 2022	37,432,204	$4	$126,966	$(120,192)	$(327)	$6,451

	Stockholders’ (Deficit)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2021	26,859,850	$3	$87,051	$(83,878)	$(52)	$3,124
Issuance common stock warrants	—	—	395	—	—	395
Issuance of common stock in connection with exercise of warrants	4,208	—	4	—	—	4
Stock-based compensation expense	—	—	384	—	—	384
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(4,918)	—	(4,918)
Balance at March 31, 2021	26,864,058	$3	$87,834	$(88,796)	$(48)	$(1,007)
Issuance of common stock to service provider	120,000	—	600	—	—	600
Exercise of common stock options	126,876	—	100	—	—	100
Stock-based compensation expense	—	—	239	—	—	239
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(4,715)	—	(4,715)
Balance at June 30, 2021	27,110,934	$3	$88,773	$(93,511)	$(49)	$(4,784)
Exercise of common stock options	23,351	—	13	—	—	13
Stock-based compensation expense	—	—	371	—	—	371
Foreign currency translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(2,737)	—	(2,737)
Balance at September 30, 2021	27,134,285	$3	$89,157	$(96,248)	$(46)	$(7,134)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(18,850)	$(12,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	607	523
Stock-based compensation	1,392	994
Non-cash interest expense	382	346
Non-cash advertising expense	200	—
Non-cash portion of loss on debt extinguishment	1,087	161
Forgiveness of PPP loan	—	(2,180)
Non-cash lease expense	572	—
Provision for bad debt	15	—
Deferred rent	—	355
Changes in operating assets and liabilities:
Accounts receivable	2,109	(2,849)
Prepaid expenses, deposits and other assets	101	392
Accounts payable	(111)	942
Accrued expenses and other liabilities	632	229
Deferred revenue	150	269
Lease liability	(636)	—
Customer deposits	(37)	(306)
Net cash used in operating activities	(12,387)	(13,310)
Cash flows from investing activities:
Purchase of property and equipment	(816)	(423)
Net cash used in investing activities	(816)	(423)
Cash flows from financing activities:
Proceeds from loan payable	15,000	15,000
Repayment of loan payable	(16,125)	(12,966)
Payment to unaccredited investors of Augmedix Operating Corporation	—	(22)
Payment of financing costs	(142)	(232)
Payment of offering costs in relation to equity issuance	—	(16)
Proceeds from exercise of common stock warrants	—	4
Proceeds from exercise of stock options	23	113
Net cash (used in) provided by financing activities	(1,244)	1,881
Effect of exchange rate changes on cash and restricted cash	(143)	(3)
Net decrease in cash and restricted cash	(14,590)	(11,855)
Cash, cash equivalents and restricted cash at beginning of period	41,587	22,973
Cash, cash equivalents and restricted cash at end of period	$26,997	$11,118
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$815	$1,290
Cash paid during the period for income taxes	$13	$—
Supplemental schedule of non-cash investing and financing activities:
Deferred offering costs in accounts payable and accrued expenses	—	192
Fair value of warrants issued in connection with loan	$72	$395
Fair value of common stock issued to service provider	$—	$600
Property, and equipment in accounts payable	$184	$83

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Augmedix, Inc. (the “Company”, “we” or “our”) was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. Augmedix delivers industry-leading, ambient medical documentation and data solutions to healthcare systems, physician practices, hospitals, and telemedicine practitioners.

Augmedix is on a mission to help clinicians and patients form a human connection at the point of care without the intrusion of technology. Augmedix’s solutions extract data from natural physician-patient conversations and convert it to medical notes in real time, which are seamlessly transferred to the Electronic Health Record (‘EHR”) system. To achieve this, the Company’s Ambient Automation Platform uses Automated Speech Recognition and Natural Language Processing, supported by medical documentation specialists.

Leveraging this platform, Augmedix’s solutions relieve clinicians of administrative burden, in turn, reducing burnout and increasing both clinician and patient satisfaction.

Augmedix is headquartered in San Francisco, CA, with offices in four (4) countries around the world.

Liquidity

The Company has historically funded its operations primarily by debt and equity financings prior to the merger with Malo Holdings and subsequently funded its operations through cash proceeds obtained as part of the listing on the OTC market and the listing on Nasdaq. As of September 30, 2022, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $27.0 million. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $120.2 million as of September 30, 2022. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including the development of products. The Company has adequate cash balances that will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Risks and Uncertainties

The Company is subject to a number of risks associated with companies at a similar stage, including dependence on key personnel, competition from similar products and larger companies, ongoing changes within the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions, including ongoing economic impacts from the conflict in Ukraine.

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

COVID-19 Update

The Company has been carefully monitoring the COVID-19 pandemic and its impact on the business and has taken important steps to help ensure the safety of the Company’s employees and to reduce the spread of COVID-19 community-wide. The Company is ensuring that essential staffing levels at the Company’s operations remain in place, including maintaining key personnel in the Company’s facilities. The Company has implemented stringent safety measures designed to create a safe and clean environment for the Company’s employees as the Company continues to comply with applicable guidelines (foreign and U.S., as applicable) instituted in response to the COVID-19 pandemic

2. Basis of Presentation and Summary of Significant Accounting Policies

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve the average period of benefit associated with costs capitalized to obtain a revenue contract, incremental borrowing rate and the valuation of the warrant liability and stock-based compensation, including the underlying fair value of the Company’s common stock for grants issued when the Company was a private company. Actual results could differ from those estimates.

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

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the U.S. Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income (expenses) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were $0.1 million gain and $3,000 gain for the three months ended September 30, 2022 and 2021, respectively. Transaction gains and losses were $0.2 million gain and $2,000 loss for the nine months ended September 30, 2022 and 2021, respectively.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash, and cash equivalents, restricted cash, and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the three and nine months ended September 30, 2022. Revenues from these major customers accounted for 17%, 15% and 12% of revenue for the three months ended September 30, 2022 and 18%, 16% and 12% of revenue for the nine months ended September 30, 2022. Revenues from these major customers accounted for 22%, 19% and 12% of revenue for the three months ended September 30, 2021 and 24%, 21% and 11% of revenue for the nine months ended September 30, 2021.

One customer individually accounts for 10% or more of the accounts receivable, with a balance of $0.8 million at September 30, 2022. Two customers accounted for 10% or more of accounts receivable, with a balance of $1.4 million and $0.8 million at September 30, 2021.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts. Cash equivalents are all highly-liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility balances, to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Company’s condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

	September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)
Cash and cash equivalents	$26,251	$10,786
Restricted cash	125	125
Restricted cash, non-current	621	207
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$26,997	$11,118

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

The Company derives its revenue through a recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the period the customer benefits and customer prepayments are deferred and included in the accompanying unaudited interim condensed consolidated balance sheets in deferred revenue. Revenues are recognized over time as the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The customer receives the benefit of our scribing services as we perform them.

Our services include fixed and variable fee subscriptions and are a single performance obligation consisting of a series of distinct services. These fixed fees are recognized ratably over the contract terms as this method best depicts the pattern of the services we perform. Variable fees are recognized in the month in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which we expect to be entitled for providing the services for that period, consistent with the allocation objective.

The Company’s revenues are earned from customers located only in the U.S. After the initial term, contracts are cancellable by the customer at their discretion with a 30 to 90-day notice.

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

Costs Capitalized to Obtain Revenue Contracts

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a systematic basis over a period of benefit that the Company determined to be two years. The period of benefit was determined by taking into consideration the Company’s customer contracts, technology, customer life, and other factors. The current portion of capitalized sales commissions are included in prepaid expenses and other current assets and the non-current portion is included in deposits and other assets on the condensed consolidated balance sheet. Amortization expense is included in Sales and marketing expenses on the consolidated statements of operations.

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the nine months ended September 30, 2022 and year ended December 31, 2021:

(in thousands)	Nine Months Ended September 30, 2022 (unaudited)	Year Ended December 31, 2021 (unaudited)
Balance, beginning of period	$6,238	$5,439
Deferral of revenue	22,332	22,964
Recognition of unearned revenue	(22,182)	(22,165)
Balance, end of period	$6,388	$6,238

Accounts receivable, net from customers was $5.1 million and $7.2 million as of September 30, 2022 and December 31, 2021, respectively.

Deferred revenue consists of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and is recognized as revenue as earned. As of September 30, 2022, the Company expects to recognize $6.4 million from remaining performance obligations over the next 12 months. Remaining performance obligations include related deferred revenue currently recorded as well as amounts that will be invoiced in future periods, and excludes (i) contracts with an original expected term of one year or less, and (ii) cancellable contracts.

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

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock for grants issued while the Company was a private company, the expected life of the options, stock price volatility, the risk-free interest rate, expected dividends, and the probability of satisfying the market condition for market-condition based awards. The assumptions used in the valuation models represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. In April 2021, the Company issued 120,000 shares of common stock with a fair value of $0.6 million to a service provider as payment for advertising services to be performed over a one-year period. As of September 30, 2022, the $0.6 million has been fully amortized and no remaining unamortized advertising costs are included in prepaid expenses and other current assets. As of September 30, 2021, the remaining unamortized advertising costs of $0.4 million are included in prepaid expenses and other current assets. Advertising expenses incurred by the Company were $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million for each of the nine months ended September 30, 2022 and 2021.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the nine months ended September 30, 2022 and 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30, 2022 (unaudited)	September 30, 2021 (unaudited)
Common stock warrants	2,801,703	3,333,791
Stock options	8,118,888	6,574,323
	10,920,591	9,908,114

Correction of Immaterial Error Related to Prior Periods

In the third quarter of 2022, the Company identified an error related to its accounting for sales commissions whereby the Company should have amortized sales commissions for new revenue contracts over the period of benefit of two years.

As a result of the error, costs capitalized to obtain revenue contracts was understated by $0.3 million and noncurrent costs capitalized to obtain revenue contracts was understated by $0.1 million at December 31, 2021. For the three and nine months ended September 30, 2021, sales and marketing expense was overstated by $0.1 million and $0.2 million, respectively.

For the three months ended June 30, 2022 and the three months ended March 31, 2022, sales and marketing expense was overstated by $0.1 million and understated by $0.1 million, respectively. For the six months ended June 30, 2022, sales and marketing expenses was overstated by a nominal amount. For the three months ended June 30, 2021, sales and marketing expense was overstated by $0.1 million. The overstatement to sales and marketing expenses was nominal for the three months ended March 31, 2021. For the six months ended June 30, 2021, sales and marketing expense was overstated by $0.1 million.

The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1M, “Materiality,” and determined that the error was not material to prior periods. However, the Company has corrected the consolidated balance sheet, as of December 31, 2021, by increasing costs capitalized to obtain revenue contracts by $0.3 million, which is included in prepaid expenses and other current assets and increasing noncurrent costs capitalized to obtain revenue contracts by $0.1 million, which is included in deposits and other assets. The Company has corrected the unaudited interim consolidated statement of operations for the three and nine months ended September 30, 2021 by decreasing sales and marketing expense by $0.1 million and $0.2 million, respectively.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic ASC 832): Disclosures by Business Entities about Government Assistance (“Topic 832”). This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The new standard is effective for fiscal years beginning after December 15, 2021. The Company is adopting this standard for the year ended December 31, 2022 and the impact on its consolidated financial statements upon adoption is not material.

3. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. Cash equivalents are currently held in money market funds which are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. As of September 30, 2022, the fair value of the Company’s loan payable was $15.5 million, and the carrying value of the Company loan payable was $15.0 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 2 inputs under the fair value hierarchy.

4. Property and Equipment

Property and equipment, consists of the following:

(in thousands)	September 30, 2022 (unaudited)	December 31, 2021 (unaudited)
Computer hardware, software and equipment	$7,032	$6,212
Leasehold improvements	452	514
Furniture and fixtures	70	75
Construction in progress	7	—
	7,561	6,801
Less: accumulated depreciation	(6,258)	(5,819)
Property and equipment, net	$1,303	$982

The Company recorded depreciation expense of $0.2 million during each of the three months ended September 30, 2022 and 2021 and $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

As disclosed in Note 2 under Foreign Currency Transactions, Translations and Foreign Operations, the functional currency of our foreign operations in Bangladesh and India is the local currency, therefore the balance of property and equipment and accumulated depreciation are translated at the month end rate, which impacted the balance individually, with a decrease of $0.2 million of the property and equipment and accumulated depreciation, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	September 30, 2022 (unaudited)	December 31, 2021 (unaudited)
Accrued compensation	$2,755	$2,730
Accrued other	511	407
Accrued vendor partner liabilities	776	733
Deferred rent	—	86
Accrued professional fees	539	219
Accrued VAT and other taxes	169	84
	$4,750	$4,259

6. Debt

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10.0 million. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $0.7 million was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $0.3 million, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1.2 million was being amortized to interest expense over the repayment term of the Sub Agreement. The Company amortized $34,000 for the nine months ended September 30, 2021.

Borrowings under the Sub Agreement were repaid in full in March 2021 with the proceeds from the Loan Agreement (as defined below). As a result, the Company recorded a loss on debt extinguishment within interest expense totaling $0.2 million, which includes writing off the remaining unamortized debt discount of $0.2 million plus lender fees paid to extinguish the debt.

Paycheck Protection Program

On April 11, 2020, the Company entered into an original loan agreement with East West Bank as the lender for a loan in an aggregate principal amount of $2.2 million pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and implemented by the U.S. Small Business Administration. The PPP Loan was to mature in two years from the issuance date and bore interest at a rate of 1% per year, with all payments deferred through the nine-month anniversary of the date of the PPP Loan. Principal plus accrued unpaid interest was to be paid in one payment two years after the date of this note and may have been prepaid by the Company at any time prior to maturity without penalty. The Company applied for forgiveness of amounts due under the PPP Loan, with the amount of potential loan forgiveness calculated in accordance with the requirements of the CARES Act based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-24 week period after the origination date of the Loan. The Company used proceeds of the PPP Loan for payroll and other qualifying expenses.

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

Loan and Security Agreement

On March 25, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastward Fund Management, LLC, as the lender (“Lender”) to establish a loan facility which provided for borrowings in the aggregate principal amount of up to $17.0 million, which were available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. On May 5, 2022, the Company paid off the remaining balance of the loan. The Company recognized this transaction as a debt extinguishment and recognized a $1.1 million loss on debt extinguishment.

In connection with the Loan Agreement, the Company issued the Lender warrants with a fair value of $0.4 million, which was recorded as a discount to the loan, to purchase up to 346,500 shares (increasing to 392,700 shares upon funding of the second tranche) of common stock that were immediately vested upon funding with an exercise price of $3.00 per share and a term of the earlier of i) March 24, 2031 or ii) the third anniversary of the Company’s listing on Nasdaq. The warrants also provide that any shares issued pursuant to the warrants are entitled to the registration rights afforded to holders of the Company’s stock, all as set forth in those certain outstanding Registration Rights Agreement dated as of October 5, 2020.

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

The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million was being amortized to interest expense over the repayment term of the Loan and Security Agreement. The Company amortized $0.1 million and $0.2 million of the discount to interest expense during the three months and nine months ended September 30, 2022, respectively. The Company amortized $0.1 million and $0.3 million of the discount to interest expense during the three months and nine months ended September 30, 2021, respectively.

SVB Loan Agreement

On May 4, 2022 (the “Effective Date”), the Company and its subsidiary (individually and collectively, “Borrower”) entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a California corporation, as lender (“SVB”). The SVB Loan Agreement provides for a revolving credit facility in an aggregate principal amount of the lesser of (i) $5.0 million or (ii) 80% of eligible accounts (the “Revolving Credit Facility”) and two tranches of term loan advances, comprised of a term loan advance under Tranche A in an aggregate principal amount of up to $15.0 million and additional term loan advances under Tranche B in an aggregate principal amount of up to $5.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Facilities”). Borrower’s obligations under the SVB Loan Agreement are secured by first-priority liens on substantially all assets of Borrower. The proceeds of the initial draw under the Term Loan Facility, together with a portion of Borrower’s balance sheet cash, have been used to repay all of Borrower’s outstanding obligations under Borrower’s existing credit facility (“Existing Credit Facility”) provided by Eastward Fund Management, LLC.

The Revolving Credit Facility’s stated maturity date is May 4, 2024. Interest on the borrowings under the Revolving Credit Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.75% and (b) the Prime Rate plus 0.50%. The Term Loan Facility’s stated maturity date is September 1, 2025, provided that, if Borrower achieves certain performance milestones as set forth in the SVB Loan Agreement, the Term Loan Facility maturity date will automatically be extended to December 1, 2025. Interest on the borrowings under the Term Loan Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.25% and (b) the Prime Rate plus 0.00%. The Term Loan Facility is interest only until July 1, 2023 provided that if Borrower achieves certain performance milestones, the amortization date automatically extends to January 1, 2024.

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

At September 30, 2022, the future minimum payments required under the SVB Loan Agreement, including the final payment, are as follows:

(in thousands)
2022 (three months remaining)	$—
2023	3,750
2024	7,500
2025	3,750
15,000
End of term charge	750
15,750
Less unamortized debt discount	(717)
SVB Loan Agreement borrowing net of discount	15,033
Less current portion	1,875
SVB Loan Agreement borrowings, non-current portion	$13,158

The Company recorded the final payment of $0.8 million as both a discount and an increase to the principal amount of the debt. The aggregate discount of $1.6 million is being amortized to interest expense over the repayment term of the SVB Loan Agreement. The Company amortized $0.1 million and $0.2 million of the discount to interest expense during the three months and nine months ended September 30, 2022, respectively. At September 30, 2022, the remaining unamortized discount was $0.7 million.

7. Common Stock and Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2022.

Common Stock Warrants

At September 30, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuance upon exercise of warrant	Exercise Price Per Warrant
October 25, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
May 4, 2029	48,295	$2.38
September 2, 2029	2,187,453	$2.88
	2,801,703

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s Board of Directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of September 30, 2022 there were no shares of preferred stock issued or outstanding.

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

The number of shares of common stock reserved for issuance under the 2020 Plan did increase on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s Board of Directors. As of September 30, 2022, 656,579 shares of common stock remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(in thousands)	2022	2021	2022	2021
General and administrative	$320	$258	$974	$649
Sales and marketing	50	31	120	88
Research and development	85	68	231	181
Cost of revenues	22	14	67	76
	$477	$371	$1,392	$994

No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through September 30, 2022.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the nine months ended September 30, 2022 was determined using the methods and assumptions discussed below.

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

For the nine months ended September 30, 2022 and 2021, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, (unaudited)
	2022	2021
Expected term (in years)	5.9	5.8
Expected Volatility	54.6%	54.4%
Risk-free rate	2.0%	0.8%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.23 and $1.61 during the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes stock option activity under the 2020 Plan for the nine months ended September 30, 2022:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	6,583,381	$1.78	8.0
Granted	1,743,474	$2.36
Exercised	(51,602)	$0.75
Forfeited and expired	(156,365)	$2.83
Outstanding at September 30, 2022	8,118,888	$1.89	7.7
Exercisable at September 30, 2022	4,816,549	$1.38	7.3
Vested and expected to vest at September 30, 2022	8,118,888	$1.89	7.7

There were 51,602 options exercised during the nine months ended September 30, 2022. The options exercised during the nine months ended September 30, 2022 had an intrinsic value of $0.1 million. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2022 were $2.6 million and $2.4 million, respectively. At September 30, 2022, future stock-based compensation for options granted and outstanding of $3.1 million will be recognized over a remaining weighted-average requisite service period of 2.6 years.

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

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $30,000 and $0.1 million in share-based expense for the three and nine months ended September 30, 2022, respectively. The Company recognized $22,000 and $38,000 in share-based expense for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $0.2 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 1.6 years. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

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

The Company leases its office facility in San Francisco, California under a non-cancelable operating lease agreement that expires in February 2025. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least nine months. The Company elected the practical expedient to recognize leases less than one year under short term lease exemption under ASC 842.

Supplemental balance sheet information related to leases as of September 30, 2022 is as follows (in thousands):

Operating leases:
Operating lease right-of-use assets	$1,738

Operating lease liability, current portion	$866
Operating lease liability, net of current portion	1,168
Total operating lease liabilities	$2,034

Supplemental lease expense related to leases was as follows:

Lease Cost (in thousands)	Statements of Operations Classification	Three Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)
Operating lease cost:
	Cost of revenues	$8	$20
	General and administrative	51	196
	Sales and marketing	62	189
	Research and development	68	166
Total operating lease cost		$189	$571

Other information related to the operating lease where the Company is the lessee is as follows:

Nine Months Ended September 30, 2022
Weighted-average remaining lease term	2.5
Weighted-average discount rate	4.0%

Supplemental cash flow information related to the operating lease is as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for operating lease liabilities	$635

As of September 30, 2022, the maturities of the Company’s operating lease liability (excluding short-term leases) is as follows (in thousands):

2022 (remaining three months)	$—
2023	868
2024	894
2025	377
Total	$2,139
Less: imputed interest	(105)
Operating lease liability	2,034
Less: operating lease liability, current portion	(866)
Operating lease liability, net of current portion	$1,168

Cloud Computing Services

In June 2021, the Company entered into a noncancellable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of September 30, 2022, the Company has spent approximately $0.2 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated interim financial position or results of operations. As a result, no liability related to such claims has been recorded at September 30, 2022 or December 31, 2021, respectively.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at September 30, 2022 or 2021.

10. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 9), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million to the related party during each of the three months ended September 30, 2022 and 2021, and $0.2 million and $0.3 million to the related party during the nine months ended September 30, 2022 and 2021, respectively, which is included as rent expense. At September 30, 2022 and 2021, the amounts owed to the related party were $5,000 and $4,000, respectively.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Board of Directors. During the three months ended September 30, 2022 and 2021 the Company made contributions of $33,000 and $25,000, respectively, and $0.1 million and $80,000 for the nine months ended September 30, 2022 and 2021, respectively, to the 401(k) plan.

Effective October 2021, the Company established a savings fund for permanent employees of the Bangladesh subsidiary named Augmedix BD Limited Employees’ Gratuity Fund (“Gratuity Fund”), in accordance with local requirements. Employees will be entitled to cash benefit after completion of minimum five years of service with the Company. The payment amount will be calculated on the basic pay and is payable at the rate of one month’s basic pay for every completed year of service. The Company has accrued Gratuity Fund expenses totaling of $0.4 million as of December 31, 2021. During the three months and nine months ended September 30, 2022, the Company accrued $50,000 and $0.2 million respectively, which are included in accrued expenses and other current liabilities and other liabilities in the accompany consolidated balance sheet.

12. Subsequent Events

Management has evaluated subsequent events occurring after September 30, 2022 through November 18, 2022, the date the unaudited condensed consolidated interim financial statements were available to be issued.

Dignity Health Assignment Amendment

On October 31, 2022, the Company entered into an Assignment Amendment (the “Agreement”) with Dignity Health, a California non-profit, public benefit corporation, (“Dignity”) and CommonSpirit Health (f/k/a Catholic Health Initiative), a Colorado non-profit corporation (“CommonSpirit”), effective as of October 20, 2022, pursuant to which the rights, responsibilities, and obligations of Dignity under that certain Services Agreement between the Company and Dignity, dated September 1, 2015, are assigned to CommonSpirit. The Agreement permits the Company to contract with any affiliate of CommonSpirit and memorializes the parties’ understanding that the Company and CommonSpirit intend to negotiate a new or amended and restated enterprise agreement.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;

●	our ability to interoperate with the EHR systems of our customers;

●	our ability to attract and retain key personnel;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, non-real time medical note generators, and real time medical note documentation services;

●	the competition to attract and retain MDSs;

●	our reliance on Vendors (as defined below);

●	our expectations regarding changes in regulatory requirements;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	the impact of current and future laws and regulations; and

●	the ongoing impact of the COVID-19 pandemic on our business, results of operations and future growth prospects.

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

Augmedix, Inc. (the “Company” or “Augmedix”) (formerly known as Malo Holdings Corporation) delivers industry-leading, ambient medical documentation and data solutions to healthcare systems, physician practices, hospitals, and telemedicine practitioners.

Augmedix is on a mission to help clinicians and patients form a human connection at the point of care without the intrusion of technology. Augmedix’s solutions extract data from natural physician-patient conversations and convert it to medical notes in real time, which are seamlessly transferred to the EHR. To achieve this, the company’s Ambient Automation Platform uses Automated Speech Recognition and Natural Language Processing, supported by medical documentation specialists.

Leveraging this platform, Augmedix’s solutions relieve clinicians of administrative burden, in turn, reducing burnout and increasing both clinician and patient satisfaction.

Augmedix is headquartered in San Francisco, CA, with offices in four (4) countries around the world.

Patient care in the U.S. is provided in ambulatory or clinical environments and hospitals. We focus most of our efforts in the ambulatory/clinical segment of the patient care market, although we recently started offering services into the emergency department of hospitals.

We have generated in excess of five million medical notes since we began offering our service and are currently delivering over 50,000 notes to our customers each week. We estimate that our solution saves doctors two to three hours each day which is time that they can redeploy to see more patients or improve their work-life balance. We believe the benefits to healthcare enterprises are increased productivity and higher clinician and patient satisfaction.

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

We provide service from ten MDS Operations Centers across four countries – the US, Bangladesh, India and Sri Lanka. There are six centers in India and one center in Sri Lanka that are owned and operated by five independent third parties (the “Vendors”), while the two centers in the US and Bangladesh are wholly-owned and operated by us, additionally we have begun our own operations in India in 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Metrics	2022	2021	2022	2021
	(unaudited)		(unaudited)
Average clinicians in service headcount	1,121	784	1,041	706
Average annual revenue per clinician	$27,800	$28,300	$28,100	$29,000
Dollar-based net revenue retention	130%	122%	130%	121%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service grew 43% to 1,121 from 784 for the three months ended September 30, 2022 and 2021, respectively, and grew 47% to 1,041 from 706 for the nine months ended September 30, 2022 and 2021, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to $27,800 in the three months ended September 30, 2022, down 2% from $28,300 in the three months ended September 30, 2021 due to an increase in the mix of Notes clinicians. Revenue from Notes clinicians is lower than revenue from Live clinicians. The average annual revenue per clinician decreased to $28,100 in the nine months ended September 30, 2022, down 3% from $29,000 in the nine months ended September 30, 2021 due to an increase in mix in Notes clinicians in this nine-month period versus a year ago.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 130% in three months ended September 30, 2022 compared to 122% in the three months ended September 30, 2021. Growth from existing clients has historically represented a majority of our total revenue growth. Our annual dollar-based net revenue retention increased to 130% in nine months ended September 30, 2022 up from 121% in nine months ended September 30, 2021.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are subject to a 90-day cancellation notice after the initial one-year term. Customer attrition, as it pertains to our Health Enterprise clients is infrequent. In fiscal 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients nor have we lost any year to date in 2022. We lost three Health Enterprise clients in fiscal 2020, with the COVID-19 pandemic being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as ensuring adequate Wi-Fi capability of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning MDSs, obtaining EHR credentials for the MDSs, and clinician orientation. Revenue associated with implementation efforts, which is approximately 1% of total revenue in the three months ended September 30, 2022, are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

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

Our gross profit varies by MDS center. We plan to focus on and grow the operations of the MDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation, such as Notebuilder, to reduce the level of effort required by MDSs. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas, plus the mix of MDS centers, could affect our cost of revenues in the future. When we move to our new offices in Bangladesh in 2023, this may lower gross margins due to the incremental costs associated with having both the old and new offices for a period of time, and due to the higher operating costs of the new office until we have it fully utilized.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, information technology, compliance, legal, and human resources personnel, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, insurance, and other professional fees, as well as other supporting corporate expenses and overhead not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, commissions, bonuses, and stock-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include costs for advertising, other marketing activities, and customer onboarding costs. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts.

Research and Development Expenses

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expenses also include direct MDS training costs, product management, third-party partner fees, third-party consulting fees and allocated overhead. We expect our research and development expenses will increase in absolute dollars as our business grows, but R&D expenses are expected to decrease as a percent of revenues in the coming years.

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

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Revenues	$7,864	$5,625	$22,182	$15,588
Cost of revenues	4,274	3,092	12,277	8,518
Gross profit	3,590	2,533	9,905	7,070
Operating expenses:
General and administrative	4,136	3,238	12,355	9,987
Sales and marketing	2,304	2,035	6,944	5,245
Research and development	2,608	1,810	7,537	4,735
Total operating expenses	9,048	7,083	26,836	19,967
Loss from operations	(5,458)	(4,550)	(16,931)	(12,897)
Other income (expenses):
Interest expense	(316)	(589)	(1,302)	(1,639)
Interest income	59	1	68	8
Loss on debt extinguishment	—	—	(1,097)	(246)
Forgiveness of PPP loan	—	2,180	—	2,180
Other income	225	221	412	408
Total other expenses, net	(32)	1,813	(1,919)	711
Net loss	$(5,490)	$(2,737)	$(18,850)	$(12,186)

Comparison for the three months ended September 30, 2022 and 2021:

Revenues

	Three Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Revenues	$7,864	$5,625	$2,239	40%

Revenues increased 40%, or $2.2 million, to $7.9 million during the three months ended September 30, 2022. The increase was primarily attributable to a 43% increase in the average number of clinicians in service, partially offset by a 2% decrease in average revenue per unit (“ARPU”) due to a higher mix of Notes clinicians. The decline in implementation fees in the third quarter of 2022 versus the third quarter of 2021 reduced total company growth by approximately one percentage point. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians, by the higher growth of clinicians using Augmedix Notes, and by new customers. Dollar-based net revenue retention of our Health Enterprises was 130% in the three months ended September 30, 2022.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Cost of revenues	$4,274	$3,092	$1,182	38%

Cost of revenues increased $1.2 million to $4.3 million during the three months ended September 30, 2022, as compared to $3.1 million during the three months ended September 30, 2021. The increase was attributable to a $1.1 million increase in MDS costs, up 40% verses to the comparable period last year, as clinicians in service grew during 2022. Cloud Hosting grew by $0.1 million as our clinicians in service grew and we added additional redundancy to our streaming platform to make it even more stable, plus added technology to further automation. As a result of increased MDS costs and cloud hosting costs, our gross margin was 45.7% during the three months ended September 30, 2022, as compared to 45.0% during the three months ended September 30, 2021. Our investments into our technology helped drive efficiency gains, which in turn offset the increase in clinicians serviced out of US operations.

General and Administrative Expenses

	Three Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
General and administrative	$4,136	$3,238	$898	28%

General and administrative expenses increased $0.9 million to $4.1 million during the three months ended September 30, 2022, as compared to $3.2 million during the three months ended September 30, 2021. The increase was primarily attributable to a $0.4 million increase in salaries and $0.5 million increase in professional fees and other costs associated with being a public company.

 Sales and Marketing Expenses

	Three Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Sales and marketing	$2,304	$2,035	$269	13%

Sales and marketing expenses increased $0.3 million to $2.3 million during the three months ended September 30, 2022, as compared to $2.0 million during the three months ended September 30, 2021. The expense growth was due to increased headcount in both our Customer Account Management and Sales teams which increased expense by $0.1 million, while spend on additional, internal marketing headcount drove another $0.1 million increase. There was also a $0.1 million increase attributable to additional headcount to the customer onboarding team in order to sufficiently meet the needs of the growing number of clinicians launching our services.

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Research and development	$2,608	$1,810	$798	44%

Research and development expenses increased $0.8 million to $2.6 million during the three months ended September 30, 2022, as compared to $1.8 million during the three months ended September 30, 2021. The increase was attributable to $0.3 million of headcount investment into our engineering and product departments and salary increases. The remaining $0.5 million was driven from an increase in training costs to grow our MDS capacity to meet the service needs of new clinicians.

Other Income (Expenses)

	Three Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Interest expense	$(316)	$(589)	$273	(46)%
Interest income	59	1	58	5800%
Forgiveness of PPP loan	—	2,180	(2,180)	(100)%
Other income	225	221	4	2%
	$(32)	$1,813	$(1,845)	(102)%

Our interest expense decreased $0.3 million to $0.3 million during the three months ended September 30, 2022, compared to $0.6 million during the three months ended September 30, 2021, due the improved interest rate terms of the new debt facility in May 2022. In addition, there was a $0.1 million increase in interest income driven from the newly setup money market account. The overall increase in other expenses was primarily attributable to the $2.2 million of gain on extinguishment from the PPP loan in the three months ended September 30, 2021 and a loss on foreign exchange in the three months ended September 30, 2022.

Comparison for the nine months ended September 30, 2022 and 2021:

Revenues

	Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Revenues	$22,182	$15,588	$6,594	42%

Revenues increased 42%, or $6.6 million, to $22.2 million during the nine months ended September 30, 2022, as compared to $15.6 million during the nine months ended September 30, 2021. The increase was primarily attributable to a 47% increase in the average number of clinicians in service, offset by a 3% decrease in ARPU due to a larger mix of clinicians using the Notes product. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians, by the strong growth of clinicians using Augmedix Notes, and new customers. Dollar-based net revenue retention was 130% in the nine months ended September 30, 2022.

 Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Cost of revenues	$12,277	$8,518	$3,759	44%

Cost of revenues increased $3.8 million to $12.3 million during the nine months ended September 30, 2022, as compared to $8.5 million during the nine months ended September 30, 2021. The increase was primarily attributable to a $3.3 million increase in MDS costs, up 44% as compared to the same period a year ago. We had a higher number of clinicians supported by US-based MDSs, which are more expensive than MDSs outside the US. In addition, cloud hosting costs increased by $0.4 million due to the addition of new clinicians, increased technology redundancy in our streaming platform, and new technology to drive automation. There was also a $0.1 million increase due a lease write-off provision in the nine months ended, September 2021. Gross margin for the nine months ending September 30, 2022 was 44.7%, as compared to 45.4% in the nine months ended September 30, 2021, after adding back the lease write-off provision to last year’s expenses.

General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
General and administrative	$12,355	$9,987	$2,368	24%

General and administrative expenses increased $2.4 million to $12.4 million during the nine months ended September 30, 2022, as compared to $10.0 million during the nine months ended September 30, 2021. The increase was primarily attributable to a $1.3 million increase in salaries, a $0.7 million increase in professional fees and other costs associated with being a public company, and a $0.1 million increase recruiting fees and travel. In the nine months ended, September 30, 2021, there were $0.3 million reduction of costs associated with the write-off of a lease provision and a legal fee reversal.

 Sales and Marketing Expenses

	Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Sales and marketing	$6,944	$5,245	$1,699	32%

Sales and marketing expenses increased $1.7 million to $6.9 million during the nine months ended September 30, 2022, as compared to $5.2 million during the nine months ended September 30, 2021. The increase was primarily attributable to $0.7 million of additional salary-related expense due to increased headcount in our Customer Account Management and Sales team, and another $0.1 million due to additional headcount on the Analytics & Insight team. The increase was also attributable to an incremental $0.3 million in advertising spend, and an additional $0.2 million on internal marketing headcount and expanded outsourced marketing services. Lastly, expenses grew $0.4 million due to a larger customer onboarding team to support the growing number of clinicians launching our services.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Research and development	$7,537	$4,735	$2,802	59%

Research and development expenses increased $2.8 million to $7.5 million during the nine months ended September 30, 2022, as compared to $4.7 million during the nine months ended September 30, 2021. The increase was primarily attributable to a $1.4 million investment into engineering and product headcount and higher salaries. The remaining $1.4 million was driven by higher training costs to grow our MDS capacity to meet the service needs of our larger clinician user base.

Other Income (Expenses)

	Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)	$ Change	% Change
Interest expense	$(1,302)	$(1,639)	$337	(21)%
Interest income	68	8	60	750%
Loss on debt extinguishment	(1,097)	(246)	(851)	346%
Forgiveness of PPP loan	—	2,180	(2,180)	(100)%
Other income	412	408	4	1%
	$(1,919)	$711	$(2,630)	(370)%

Our interest expense decreased $0.3 million to $1.3 million during the nine months ended September 30, 2022, compared to $1.6 million during the nine months ended September 30, 2021, due to the lower interest rate on our new debt facility starting May 2022. There was a $1.1 million loss on debt extinguishment as a result of refinancing our debt facility, which relates to the $1.1 million cash exit fee paid to our previous lender. Additionally, there was a $2.2 million gain from the forgiveness of the PPP loan in the nine months ended September 30, 2021. In the nine-month period ended September 30, 2022 we earned $0.1 million on interest income due to the newly setup up money market account we are utilizing with our current cash position.

During the nine months ended September 30, 2022 we received $0.3 million in incentive grants from the Bangladesh government for our investments and expenditures in that country. During the nine months ended September 30, 2021, we received incentive grants of $0.4 million. The remainder of our other income in the nine months ended September 30, 2022 are foreign exchange gains.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from sales of common stock, preferred stock prior to 2020, and cash from borrowings under various facilities, which are further described below. As of September 30, 2022, we had cash resources of $27.0 million which includes $0.7 million of restricted cash to secure our credit card facility balances, to collateralize a letter of credit in the name of our landlord pursuant to a certain operating lease and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. Since Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private and public sale of over $185.0 million of preferred and common stock and from various debt arrangements. As described in Note 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2022 of $120.7 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our recent debt refinancing and cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the September 30, 2022 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022 (unaudited)	2021 (unaudited)
Cash (used in) provided by:
Operating activities	$(12,387)	$(13,310)
Investing activities	(816)	(423)
Financing activities	(1,244)	1,881
Effects of exchange rate changes on cash and restricted cash	(143)	(3)
Net decrease in cash, cash equivalents and restricted cash	$(14,590)	$(11,855)

Operating Activities

Cash used in operating activities was $12.4 million and $13.3 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in operating activities during the nine months ended September 30, 2022 principally resulted from our net loss of $18.9 million, which includes non-cash charges of $4.3 million, and decreases in working capital of $2.2 million. Cash used in operating activities for the nine months ended September 30, 2021 principally resulted from our net loss of $12.2 million, which includes non-cash charges of $0.2 million, and increase in working capital of $1.3 million.

Investing Activities

Cash used in investing activities was $0.8 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2022 of $1.2 million principally resulted from $15.0 million of debt proceeds which was offset by $16.1 million in repayment of existing debt agreement, and exit fees and $0.1 million in payments for financing costs related to the new debt arrangement.

Cash provided by financing activities during the nine months ended September 30, 2021 of $1.9 million principally resulted from $15.0 million in debt proceeds and $0.1 million of proceeds from exercise of stock options which was offset by $13.0 million in repayment of the existing debt agreements and $0.2 million in payments for financing costs related to the new debt arrangement.

Sources of Liquidity

ATM Program

On May 24, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”) with respect to an at-the-market equity offering program (“ATM Program”), under which the Agent will act as the Company’s agent and may issue and sell from time to time, during the term of the Sales Agreement, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $25.0 million (the “Shares”). The issuance and sale of the Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective shelf registration statement on Form S-3. Pursuant to General Instruction I.B.6 to Registration Statement on Form S-3, the Company may not sell more than the equivalent of one-third of our public float held by non-affiliates during any 12 consecutive months so long as our public float held by non-affiliates is less than $75.0 million. As of the date hereof, the Company has not sold any shares pursuant to the ATM Program.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2022:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	15,750	—	15,750	—	—
Operating lease obligations	2,138	213	1,925	—
Total	$17,888	$213	$17,675	$—	$—

Off-Balance Sheet Arrangements

As of September 30, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine-month ended September 30, 2022, except for costs capitalize to obtain revenue contracts, as described below and incremental borrowing rate. These policies are discussed under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 of our Annual Report on Form 10-K as filed with the SEC on March 30, 2022.

Costs capitalized to obtain revenue contracts

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a systematic basis over a period of benefit that the Company determined to be two years. The period of benefit was determined by taking into consideration the Company’s customer contracts, technology, customer life, and other factors. The current portion of capitalized sales commissions are included in prepaid expenses and other current assets and the non-current portion is included in deposits and other assets on the condensed consolidated balance sheet. Amortization expense is included in Sales and marketing expenses on the consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over the regular review and application of accounting policies, as the company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

Remediation Efforts to Address the Material Weakness

A material weakness in our internal control over the application of accounting policies was identified as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of accounting policies as our company grew. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over the annual review of all relevant accounting policies, particularly in areas where our operations have changed. We will add additional resources and expertise to our finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter that ended September 30, 2022 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than as described below.

We have identified a material weakness in our internal control over financial reporting and, if we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We have identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that this deficiency constitutes a material weakness.

The material weakness was identified in connection with the preparation of our financial statements for the quarter ended September 30, 2022, and is with respect to our internal control over the regular review and application of accounting policies, as the company grew and its operations changed.  Our management is committed to remediating this material weakness and is implementing several steps to enhance our internal controls, including (i) improving the overall design of our internal control environment, (ii) implementing additional internal controls over the annual review of all relevant accounting policies, particularly in areas where our operations have changed, and (ii) adding additional resources and expertise to our finance function to enhance the effectiveness of internal controls over financial reporting.  We are working to complete this remediation process as soon as possible.

We may discover additional material weaknesses that require additional time and resources to remediate .  The existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.1	Statement of Work No. 4 by and between Augmedix Operating Corp. and IDS Infotech Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).
10.2	Statement of Work No. 3 by and between Augmedix Operating Corp. and Infosense Technologies, Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).
10.3	Assignment Amendment by and between Dignity Health and CommonSpirit Health (f/k/a Catholic Health Initiative) and Augmedix Operating Corp. f/k/a Augmedix, Inc., effective as of October 20, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.4	Statement of Work by and between Augmedix Operating Corp. and St. Joseph Physician Associates, d/b/a St. Joseph Medical Group, effective as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: November 18, 2022	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)