Form 10-K
period 2022-12-31
Augmedix, Inc.
filed 2023-04-17
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2022), was approximately $33 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

There were 37,524,391 shares of the registrant’s common stock outstanding as of March 20, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

Forward-looking statements include, but are not limited to, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our estimates regarding future revenues, capital requirements and our need for or ability to obtain additional financing to fund our operations;

●	our ability to further penetrate our existing customer base;

●	our ability to attract and retain key personnel;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators and real time medical note documentation services;

●	the competition to attract and retain MDSs (as defined below);

●	Our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	our expectations regarding changes in regulatory requirements;

●	the impact of current and future laws and regulations;

●	the impact of the COVID-19 pandemic on our business, results of operations and future growth prospects; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

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

●	We have incurred significant losses in the past and will experience losses in the future.

●	We may not have sufficient cash available to make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital to fund our operations.

●	Our revenue is concentrated with a small number of customers.

●	Our product depends on our ability to operate within the EHR (as defined below) systems of our customers, and if we are unable to access these systems, then our operations and business and operating results could be harmed.

●	If we fail to successfully develop and introduce new products and features to existing products or fail to increase the automation of our existing products, our revenues, operating results and reputation could suffer.

●	Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

●	We have competitors who are much larger than we are, have more financial resources, and have a more recognizable brand, all of which may make it hard for us to maintain and execute our growth strategy.

●	Our significant international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.

●	If we fail to increase market awareness of our brand and products, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

●	Due to the COVID-19 pandemic, we have taken certain precautions to keep our MDSs (as defined below) and employees safe that could harm our business.

●	We may require additional capital to support our business growth, and such capital may not be available.

iii

PART I

ITEM 1. BUSINESS

Our Mission

Augmedix is on a mission to help clinicians and patients form a human connection at the point of care without the intrusion of technology. Augmedix’s products relieve clinicians of administrative burden, in turn, reducing burnout and increasing both clinician and patient satisfaction.

Overview

The medical note documentation burden in the United States is significant and is a major contributor to physician burnout. According to a 2019 study in the Annals of Internal Medicine, physician burnout costs the U.S. healthcare industry $4.6 billion per year due to lost productivity and higher turnover, with the cost of replacing a single physician estimated to be between $100,000 and $1 million. It also is adversely impacting industry productivity because the considerable amount of time physicians spend on documentation could be better utilized seeing more patients.

Physicians and health systems in the United States often turn to 3rd party service providers and “Health IT” solutions to alleviate these swelling documentation burdens. Available solutions range in scope from in-person human scribing services, physically present at the point of care, to Health IT solutions such as single-party dictation and ambient documentation solutions. We are a provider of ambient documentation products that are uniquely able to convert the natural conversation between physicians and patients into timely and comprehensive medical notes.

Augmedix, Inc. was incorporated in 2013 and launched its commercial synchronous, remote documentation services in 2014. Clinicians access our applications predominately through mobile devices such as smartphones, with approximately 5% on Google Glass. Once accessed, the client application provides clinicians with a secure communication channel to our Notebuilder Platform which contains our note creation software (“Notebuilder”), which is utilized by our Medical Documentation Specialists (“MDSs”). Our note creation software includes proprietary natural language processing (“NLP”) models, large language models (“LLM(s)”) and structured data models to generate the note, with assistance from the MDS. Completed notes are uploaded via integration or manually into the patient’s chart in the electronic health record (“EHR”) system. The EHR system (e.g. Epic, Cerner), is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the United States is principally provided in ambulatory clinics, specialty care centers and hospitals. We serve all these care settings. Roughly 80% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 20% consists of group practices and individual practitioners.

During the fourth quarter of 2022, we delivered over 50,000 notes to our customers each week. We estimate that our products save clinicians up to two to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal benefits to healthcare enterprises from our products are increased productivity and higher clinician and patient satisfaction.

The COVID-19 pandemic and resulting safety protocols served as a catalyst for the industry’s adoption of virtual products such as ours. The pandemic required modifications to how we deliver our service. While our general business model is for MDSs to work from centralized operating centers, local shelter-in-place orders and safety restrictions required us to temporarily shift to work-from-home for most employees and contracted employees for a period of time. Further, we instituted additional administrative, technical and physical controls to ensure compliance with our privacy practices. In 2022, we started to shift back to central operating centers to the extent that local conditions allowed.

Our technology vision is to automate as much of the medical note creation process as possible by combining artificial intelligence technologies, such as automated speech recognition, natural language processing and large language models, with structured data models. While the unstructured nature of a conversation between physician and patient creates challenges to fully automating the process, we believe that increasing levels of automation generate significant benefits, including improved operating efficiencies, higher-quality medical notes, a more uniform level of note quality and structured medical data.

Our automation approach is based upon our belief that harmonizing human interaction with technology generates the highest note quality. We train our MDSs to be experts at using our technology tools to consistently and efficiently deliver high-quality, structured medical notes.

Our Industry

Accurate medical records are indispensable to quality patient care. The cornerstone of any medical record system is proper recording of a patient’s examination as it occurs. Pen and paper, either in the hands of a physician or an in-person documentation specialist, was the traditional method of producing medical notes, but in the hands of a caregiver, this method can be both time-consuming and subject to subsequent misinterpretation due to illegibility or other factors. Misinterpretation of the information can lead to confusion regarding the patient’s condition and/or clinician services provided. Further, there has been a significant increase in the volume of medical information required as well as an increase in the number of recipients.

The advent of computerized record systems as an integral part of the healthcare landscape due to the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) has ushered in a new era of record keeping in which medical records are stored as electronic text and data that enhances legibility and has the potential to be more thorough. Furthermore, computerized record systems can be instantly accessed by numerous practitioners at the same time, which has enabled medical practitioners to instantly share medical records with each other for mutually served patients.

The enormous resources expended on medical documentation has burdened the healthcare industry and caused many organizations, as well as individual practitioners, to look towards third-party service providers and Health IT products. Existing EHR medical record systems are generally cumbersome for practitioners to use due to their highly structured nature and regimented user interfaces, which can restrict data entry and be quite time-consuming. Today, we estimate that up to one-third of a doctor’s day is consumed by the required and complex interactions with the EHR. This can lead to many physicians authoring their notes hours or days after the actual patient visit. Physicians also need to invest significant time to familiarize themselves with the EHR whenever a new EHR is adopted or whenever an update to an existing EHR is introduced. These issues are compounded by the fragmented nature of the EHR space, with over 500 different EHRs available in the United States, the largest of which are Epic, Cerner, MEDITECH, and Allscripts.

The principal legacy tools and solutions to address the EHR burden are not ideally suited to the changing U.S. healthcare landscape. Automated single-party dictation tools have evolved such that they convert speech to text, using pure software, with minimal errors. However, these tools demand additional time by the clinician to pedantically speak word-for-word and convert the relevant aspects of their interactions with patients into a cogent, accurate, and comprehensive medical note. In-person human scribes, present at the point of care, emerged as a prevalent out-sourced solution, but the practice of using in-person scribes was severely impacted by the COVID-19 pandemic, which reduced the ability for such personnel to be physically present. Furthermore, the use of in-person scribes has proven increasingly costly, cumbersome, and difficult to scale, all of which has been exacerbated by the widespread national shortage of lower wage hourly workers in the U.S.

Our Opportunity

We serve the ambulatory/clinical/hospital segments of the U.S. patient care services market with products that address medical note documentation needs. Our products cater to large and small healthcare organizations but can also be adopted by individual practitioners. There are approximately 1.1 million physicians in the United States and approximately 88% of these, or 980,000, work within the specialties that we currently serve. Of these, approximately 30%, or 295,000 (who manage approximately 1.2 billion patient visits annually), fall within the productivity parameters we establish as the best prospects for realizing the highest productivity gains from utilizing our service. At the $1,800 average monthly subscription price per clinician of our two products, we believe that our total addressable market in the United States is approximately $6.0 billion annually.

Our existing enterprise customers employ directly, or are affiliated with, approximately 250,000 physicians. We estimate there are about 75,000 addressable physicians within this group, which translates roughly to over a $1.5 billion opportunity annually. As such, our existing enterprise healthcare customers represent about 25% of the total U.S. addressable market.

In addition to physicians who work in the ambulatory or clinic setting of healthcare centers, there are over 50,000 emergency department physicians in the United States today. We currently serve clinicians in the emergency departments of large hospitals. Further penetration of this segment would increase the size of our total addressable market.

Finally, the documentation burden and burnout issue reaches beyond the physician to nurses and other care professionals. We are currently exploring products for nursing which could further expand our total addressable market.

The Benefits of our Services

The core value of our service is relieving the medical note documentation burden placed on clinicians. According to a 2022 Physician Compensation Report and National Physician Report, it is estimated that clinicians spent one-third of their day on non-revenue generating documentation activity. Our products enable clinicians to reclaim this time while improving medical documentation and quality measures for reimbursement. We believe our products lead to higher patient satisfaction, as clinicians can focus their entire attention on their patients instead of having to disrupt the natural flow of interaction to write, type or dictate the medical note themselves during or after the visit.

For our Augmedix Live (as defined below) customers, we also provide point of care support including care gap reminders, orders and referrals, which enhance our value proposition and help distinguish us from competing offerings. Care gap reminders are text notifications that we provide to physicians at the point of care to remind them of clinical matters that should be addressed. Our MDSs source the information for such reminders from the patient’s EHR, which physicians sometimes do not have time to review thoroughly prior to the patient visit. Examples of reminders include notifications of medication contraindications, vaccinations, or preventive screening tests that are due.

Our value proposition is anchored on the time savings we generate for our users. We can save certain clinicians up to three hours per day in paperwork administration, depending on their patient volume. Our documentation products can increase productivity by up to 20% and clinicians’ satisfaction with work-life balance by 49%, according to internal studies and customer satisfaction surveys. We have created a data-driven sales approach with health systems to evaluate productivity and charting efficiency of all eligible providers. Understanding each individual clinician’s efficiency enables us to clearly identify their potential productivity boost and provide the health system with a credible estimate of the expected Return on Investment (ROI) at the enterprise level by adopting our products.

Our products have also demonstrated their positive effect on improving the top-line of our enterprise customers. Based upon the results of a study we conducted of a representative cohort of 100 physicians from one of our enterprise customers, our products can be expected to generate an estimated $4.12 million of net revenue over a 12-month period for every cohort comprised of primary care (63%) and specialty (37%) clinicians. For these purposes, we define net revenue as the gross improvement in revenue less the fees paid to Augmedix. The same study showed an average increase in hourly productivity of 14.8% and 16.1% for primary care physicians and specialists, respectively. We believe the economic benefit from productivity gains, coupled with increased clinician satisfaction and the inherent tight integration into their workflows, are the primary drivers behind our high net revenue retention rate, which stood at 126% as of the quarter ended December 31, 2022.

What Sets Us Apart

Since we developed our concept of virtual, synchronous medical note documentation from natural physician-patient conversations, several companies have entered the field. To varying degrees, each offers a product that addresses the documentation burden faced by physicians. We believe that our products are distinct from these other competitive solutions because our products address every aspect of the documentation burden placed upon clinicians.

Importantly, we create our notes from the ambient conversation between physician and patient as the input source for the medical notes we produce through our platform. This results in the greatest time savings for physicians, as they do not have to expend time on extraneous functions to transmit the information to us (e.g., they don’t have to perform time-consuming verbatim dictations post visit or at the end of the day). Allowing for a natural physician-patient discussion also results in higher patient satisfaction since physicians are not required to alter their natural interactions with patients.

In addition to relying upon the ambient conversation between physician and patient, we offer both real-time synchronous and asynchronous products. Few competitors offer both, as synchronous products are highly challenging to develop from a logistical and technical perspective.

Our Notebuilder Platform uses a data-driven approach to creating the note by integrating AI software, such as natural language processing and large language models with structured data models, to create organized, comprehensive medical notes and the related medical data.

Our product suite, which includes a real-time, synchronous product, with 2-way interactivity capabilities, differentiates us from our competitors. Our platform enables us to offer care gap reminders, orders and referrals, among other services; these offerings are viewed as vitally important by many physicians. Most competitive solutions emerging on the market offer the basic note, and little more.

Finally, our operational and technical flexibility enables us to serve over 35 specialties across more than 50 EHRs in a wide variety of care settings, including acute settings. This provides us a significant competitive advantage as this flexibility allows us to accommodate a very wide range of clinician workflows. Most competitive offerings support a much narrower band of specialties and often underperform in complex multi-problem visits. Further, few competitive solutions offer support for acute/hospital settings; Augmedix performs very well in the hospital.

All of these benefits are made available to clinicians without the need for them to learn any complicated new technology. Access and use of our services are as simple as logging into an application on your mobile device.

Our Products and Business Model

We provide the following suite of products, two of which feature complete quality assured, best practices, medical note documentation. We use our proprietary Notebuilder Platform to automate the note creation process, aided by our trained MDSs. We also provide data services associated with these products which include aggregated structured data and metadata associated with medical notes that we generate.

●	Augmedix Live. Live provides synchronous medical note documentation and point of care support. Clinicians access the service through mobile devices, managed by us or their health enterprise. Clinicians predominately choose to use a smartphone as their preferred mobile device. Medical notes are delivered into the patient’s EHR chart for final review by the clinician. MDSs operate as a member of the care team and engage in two-way communication with the clinician throughout the clinician’s shift. MDSs provide pending orders, referral letters, and care gap reminders regarding clinical matters. This service is offered as a fixed monthly subscription with various tiers based upon committed monthly clinical hourly support. Tiers may be adjusted periodically to align with any changes to the clinician’s work schedule.

●	Augmedix Notes. Notes provides asynchronous medical documentation based upon previously recorded visits. Clinicians access this product through a mobile phone managed by us or their health system. We deliver medical notes into the patient’s EHR chart for final review by the clinician within 4 hours or the next business day, depending on contract terms. This product is offered on a monthly subscription basis at a fixed monthly subscription price or based upon the monthly patient-facing clinic hours per the clinician’s schedule. As our technology continues to advance, the amount of MDS effort needed to complete a medical note will continue to decline, allowing for one MDS to serve an increasing number of clinicians.

●	Augmedix Prep. Prep provides chart preparation delivered prior to the patient visit. Patient demographics, past medical history, medication changes and other key data points from the patient’s health record are transferred to the current visit note to help the clinician prepare for the visit. This service is offered at a fixed monthly subscription price and can be fully automated with EHR integration.

●	Augmedix Go. Go is a self-service mobile software application currently in beta testing. It provides automated medical documentation based upon recorded visits. Clinicians access this service through a mobile phone. This software product will only be offered to clinicians where their EHR instance has been integrated into our Notebuilder platform. Medical notes are automatically generated from the visit recording. Any missing information or corrections are made by the clinician in the application or within the EHR. We expect to offer Go commercially in 2023.

Our Competition

We compete on the basis of quality of service offered, breadth of services, price, and flexibility in accommodating varying clinician workflows. We believe our competitors fall into three broad categories.

●	Dictation software providers. Dictation software provides a Do-It-Yourself tool for those clinicians who prefer to create their own medical notes and would rather speak them word-for-word versus typing. Dictation is the lowest cost product on the market but also provides the least utility and requires significant time and effort on the part of the clinician. Several of our enterprise customers also provide their clinicians with dictation tools. Examples include Dragon, an offering of Microsoft Corporation via their acquisition of Nuance, and Fluency from M-Modal, a subsidiary of 3M Corporation.

●	Ambient, non-real time asynchronous medical note generators. Ambient, non-real time solutions are substantially more expensive than dictation software but provide more value to clinicians because they more accurately capture and reflect the ambient conversation between clinician and patient, which they use as their primary input source, and they save the clinician considerably more time. Through our Notes service, we are a participant in the ambient, non-real time segment of the market. Our Notes product differentiates itself from other market participants primarily on the basis of note quality, and its flexibility as it relates to the clinician’s workflow, care setting and price. Other market participants include IKS Healthcare, AQuity, Robin Healthcare, Microsoft DAX, Doximity, DeepScribe and Ambience.

●	Ambient, real time synchronous medical note documentation services. These solutions deliver the most value to physicians given their timeliness, synchronous nature, and capability to offer additional interactive two-way services. Clinicians can expect to see considerable time savings by minimizing any downstream editing as any ambiguities that occur during the patient encounter are dealt with at the time they arise. The largest participant in this sector, ScribeAmerica, provides this service primarily in-person. In-person solutions have drawbacks, however, including the personnel restrictions that healthcare systems implemented due to COVID-19 pandemic safety protocols or other factors. Another major challenge is the available supply of qualified candidates to fill the role of documentation specialist, which is limited to the geographic location of the clinician and can contribute to the relatively high cost of such a delivery model. Additionally, some patients are uncomfortable in the presence of an unfamiliar non-clinician in the exam room. Our real time product — Live — differentiates itself from in-person providers by leveraging proprietary automation technology that enables a more uniform level of note quality and delivery of ancillary services on an automated basis, and that utilizes remotely located documentation specialists. Offering additional interactive products on an automated basis provides us with pricing flexibility as the marginal cost associated with such products is nominal. AQuity is another participant in this segment.

Our Growth Strategy

There are over 1.1 million physicians in the United States, of which 69% work for, or are affiliated with, a health system. Our current enterprise customer accounts, together, employ directly, or have affiliations with, a total of approximately 250,000 physicians, of which we currently serve a very small fraction. Our growth strategy is focused on five areas:

●	Expand our relationship with current large physician group and health system customers. Historically, our growth has been fueled by reducing physician burnout for high producing physicians. This approach has led to steady growth since our inception. Our data-driven approach to expand existing accounts identifies physicians whose productivity is below targeted levels as a result of their documentation burden. We believe proactively identifying these physicians and demonstrating the value of our service will help accelerate growth within our existing client base.

●	Sell new products in our existing and new health systems. The 2020 launch of Notes will help us expand our relationship with existing customers as Notes unlocks new segments of clinicians at a lower price point than our Live service. In 2021 we launched our Emergency Department offering that expands our total addressable market and provides a new entry point into health systems. The planned launch of Augmedix Go in 2023 will expand our addressable market, help us land new health systems, and help us penetrate our existing clients faster due to having products at each of the key price points of the largest market segments. We will continue to expand our offerings where we have data and assets that provide us a competitive advantage.

●	Sell our products to new health systems and large physician groups. Our sales team consistently seeks to identify health systems and large physician groups that we believe will benefit from our products. We believe that the attributes of potential customers most suited to our products include physicians that struggle with documentation efficiency, customers that seek to transition to value-based care, and customers that are in geographic locations where the workforce is not suited to assist physicians with documentation due to cost, lack of skills, or scarcity of qualified staff.

●	Target sales to small practices and independent physicians. A portion of our potential customers includes small group practices and individual physicians that are not affiliated with health systems or large physician groups. We aim to contract with these parties directly for our services using a transactional sales model.

●	Leverage channel partnerships to drive sales. We believe our position in the exam room may be attractive to potential partners with adjacent offerings. Examples could include data analytics companies working to provide physicians with clinical insights, EHR companies that are trying to reduce the documentation burden their software creates, pharmaceutical companies that seek physician participation in clinical trials, practice management companies, and large technology companies.

Our Technology Platform

Our Technology Strategy

Our technology strategy is focused on ultimately creating a fully automated medical note from the unstructured, ambient conversation between the clinician and patient. Our service is delivered through the Notebuilder Platform. The mobile applications that we provide to clinicians are familiar and simple to operate. Clinicians use a mobile device, managed by us or their healthcare enterprise. Each component of our technology platform is compliant with HIPAA standards as they relate to data security.

Our platform is remote and mobile, and, thus, well-suited to support both in person and telemedicine visits. The mobile application used by clinicians can capture telemedicine visits regardless of the telehealth platform used by the clinician. We render a seamless service experience as the clinician moves from telephone calls, to video calls, to in person visits. The clinician takes the device with them throughout their shift, ensuring that the connection between the clinician and our technology platform remains intact during the entire shift.

Clinician Mobile Applications

Our products are delivered through mobile applications that run on Android or iOS devices. The clinician’s interface device, typically a Smartphone (“Phone”), is used during patient encounters to enable remote secure audio/video feed of the visit. We have separate mobile apps for Live, Notes, and Go. These applications can be downloaded onto mobile devices managed by us or client healthcare enterprises. All devices managed by us are locked down to ensure the security and integrity of the device.

Notebuilder Platform

Notebuilder is a patent pending proprietary software that uses Artificial Intelligence (“AI”) technologies such as Automatic Speech Recognition (ASR”), proprietary natural language processing (“NLP”) models and large language models (“LLMs”) integrated with structured medical data models to facilitate the note creation process. Additions and corrections are made by the MDS through the Notebuilder web application.

We use ASR to create a multi-party diarized transcript of the ambient conversation and clinician dictation recordings (clinicians sometimes choose to dictate directly to Augmedix, typically post visit). Augmedix has partnered with Google Cloud to customize a medically tuned set of ASR models that integrate into the Notebuilder Platform. Additionally, Augmedix has made further enhancements to Google’s ASR third-party tools to improve transcription accuracy and relevance.

We apply NLP models and LLMs to the diarized transcript to identify and organize relevant medical entities and content from the diarized transcript. Notebuilder includes hundreds of constantly adapting structured data blocks and associated medical data sets that are automatically invoked to document acute and chronic medical problems customized for 18 specialties. Our AI models improve from MDS edits to note suggestions in the production environment through feedback loops. Notebuilder allows for customizations of note conventions based upon specialty, clinic or clinician preferences.

The MDS can direct-message, via a secure data channel, clarifying questions to the clinician. All stored data is encrypted with AES 256-bit encryption at rest and TLS in transit. Storage is necessary for note preparation, note completion and quality assurance.

Notebuilder datasets provide a wealth of medical data such as symptoms, medications and related side effects, as well as relevant diagnoses and treatment options. They allow for extraction of metadata for specific cohorts that can be used for coding and/or other data services.

The clinician applications and Notebuilder are linked by a common layer of servers that establish HIPAA compliant secure connections and signal handling for streaming audio/visual feeds and other data interactions. The visit is live streamed for the Live service and recorded for playback in the Notes service. Communication to and from our platform is encrypted end-to-end and aligned with HIPAA regulations. Each streaming server is load balanced and has redundant capacity to ensure 100% fault tolerance. We provide periodic updates to the platform. If applicable, clinician-patient conversation audio files are stored in HIPAA-secure disk/block storage based on appropriate data retention policies.

Completed notes are transferred to the patient chart within the client’s EHR either automatically via integration or manually for clinician review and sign-off. We have built EHR adapters that integrate Notebuilder with client based EHR instances to pull relevant medical data from the patient chart into the medical note for the current visit or to insert the completed medical note into the patient’s chart. We have integrations for Athena and certain instances of Epic.

Data Channel

A dedicated data channel is required to cover critical communication between the Notebuilder Platform and clinician applications. The channel is constructed such that messages between the clinician and MDS happen in a “room” like a typical chat room. The conversations usually include typical routine IMs, signals, and switches to activate, deactivate or change the state of certain components running in our mobile applications and Notebuilder.

Data

All web and clinician applications store data inside HIPAA-secure databases. The databases also store administrative information relating to clinicians and MDSs. We temporarily store audio and text data on the HIPAA-secure servers to accommodate operational processes including training, quality assurance, and production work. We store certain data for longer time periods and maintain a database of de-identified data to train our AI models. We also maintain a database of metadata based on Notebuilder selections. Such data is used to improve our products, particularly furthering automation and efficiency, and provide enhanced services to our customers.

 Scalability and Uptime

Our streaming servers with redundant capacity are placed in different availability zones to ensure fault tolerance. All servers are located in the United States. All requests to streaming endpoints are load balanced and served in a round-robin approach. Using the proprietary Augmedix over-the-air portal, we can selectively push Android OS updates to specific devices. We use enterprise level device management software to maintain and manage our mobile devices. New features, improvements, bug fixes made to our MDS applications, can be released separately/independently to production servers through a planned and well-documented process.

We use state-of-the-art, HIPAA-secure cloud infrastructure to host all of our production applications, web services, data-channels, audio-video streaming platforms, databases, and data processing servers for AI/ML. We use a WebRTC platform to enable highly secure audio and video for our service.

Our Operations

Our Medical Documentation Specialists

Our products are supported by highly trained MDSs, who use Notebuilder to deliver clinically comprehensive medical notes into the customer’s EHR system. Our MDSs use dedicated secure terminals to access the tools within the Notebuilder Platform to create the medical note. They use Notebuilder to observe clinician-patient visit audio/video feeds, view the automatically generated NLP-annotated transcripts, and efficiently complete the medical note documentation. Completed medical notes are uploaded manually or automatically into the patient’s chart in the EHR for clinician review and approval.

Our MDSs are well educated, most at the university level and many are recruited straight out of university. Many have Biology majors, but we also recruit from various other disciplines. We also recruit from a large, established pool of medical transcriptionists in India. The MDS position can be a very attractive alternative to medical transcription, as that industry is contracting due to advancements in speech-to-text technology.

All our MDSs pass our mandatory intensive training program prior to working with our clinicians. Our proprietary training modules are trainer-led and include medical visit basics, visit videos, medical documentation standards and requirements, and practice sessions using Notebuilder. The training program for new MDSs takes approximately three months for international trainees to complete and includes strict testing and grade achievement standards. We also provide specialty training for over 20 specialties. We support many specialties in clinic and hospital settings and are continuing to build our specialty training library.

Our Live service is provided during the clinician’s shift. Our MDSs serve as an extension of the care team and are assigned to clinicians based on specialty. Typically, one MDS will accompany a clinician for the duration of that clinician’s shift.

Our Notes service takes place after the patient visit. Clinician-patient interactions are recorded, and transcripts are processed after the visit. NLP is applied to the transcript to generate a note which is reviewed by an MDS who can make edits to complete and upload the note into the EHR. Completed notes are delivered within 4 hours or before the clinician resumes his/her next shift depending upon the contract terms. The task of creating a medical note from a recording is less challenging than doing so in real time. Moreover, and in particular, with the benefit of Notebuilder, an MDS is able to handle the notes for more than one clinician during his/her shift.

Our Operation Centers

We provide service from ten MDS Operations Centers across four countries — the US, Bangladesh, India and Sri Lanka. There are seven centers in India, six of which are owned and operated by four independent third parties (the “MDS Vendors”) and one of which is wholly owned and operated by Augmedix. There is one center in Sri Lanka that is owned and operated by an independent third party. The centers in the US and Bangladesh are wholly owned and operated by us. Now that the COVID-19 pandemic is receding, a smaller percentage of our worldwide MDSs are currently working from home.

Our strategy is to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia, with a smaller operation within the US. The US operation accounts for a small fraction of our global MDS workforce, and we expect that it won’t exceed 10% of the global total for the foreseeable future. Some of our US MDSs are part time, while others are full-time.

Our Bangladesh operation is our largest and fastest growing center. It served about 38% of our clinicians as of December 31, 2022. We expect to have over 40% of our clinicians serviced out of Bangladesh by the end of 2023. This is to enable greater control over a larger percentage of our operations, to mitigate concentration risk among existing MDS Vendors, and leverage its lower cost structure.

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

Our Bangladeshi and Indian MDS are our employees and are paid a fixed monthly salary. In addition to MDSs, our Bangladesh offices include engineering, customer support, human resources, global information technology, compliance, finance and accounting, and general operational management, among other personnel. All our Bangladesh-based employees receive complimentary benefits such as healthcare, and when working from our offices, meals and private transportation to their homes after certain hours, among others. We believe the compensation we provide our Bangladeshi employees is competitive in the local market for US-based employers.

Our Customers

Our customers are diverse in size, geography, and specialty. Our clients include some of the largest health systems and specialty groups in the United States, including Sutter Health, Dignity Health, US Oncology, TriHealth, Northern Light, and UCSF, among others. Approximately 80% of the physicians we serve are members of large health systems, while the remaining 20% are from independent practices or physician groups. We have a relatively high concentration of physicians served among our enterprise customers, with one client accounting for 14% of clinicians in service, and two clients accounting for 12% each, while the remaining physicians served are spread across 13 other health systems. We generated revenue from customers in 41 different states in 2022, the largest concentration being in California. Within our customer base, we currently serve 35 specialties, the largest of which is primary care at 41% of total physicians served. Our systems are compatible with 50+ different EHRs. The top four account for 76% of all our physicians served, with Epic at 38%, Cerner at 26%, iKnowMed at 8%, and APeX at 4%.

Areas of expansion within our existing enterprise customers include deeper penetration of the locations where we already serve physicians, coverage of new specialties, and entering new care locations. We define success with our clients according to two key criteria: increased productivity and physician satisfaction. With clients that follow our best practices framework and share data with us, we focus on time savings and productivity increases.

The primary drivers of a physician’s productivity are patient volume, the appropriate and completeness of the documentation describing the services rendered during the patient visit, and the efficiency with which such services were performed. We believe that the aggregate increase in productivity across its physician base drives the health system’s overall financial performance and the ROI potential of our services.

Some examples of the value our users see are captured in the following case studies:

Case Study #1: Dr. Hengbing Wang

“Augmedix allows me to have more time communicating with patients, clinical staff and other physicians. The quality of care goes up with more communications.”

HIGHLIGHTS

●	Dr. Wang now sees at least 15% more patients

●	Dr. Wang now has the capacity to see urgent oncology referrals

ABOUT

Dr. Hengbing Wang is a clinician specializing in hematology and medical oncology at Cancer Treatment & Infusion Center, a part of Adventist Health in Ukiah, California. The center offers a wide range of cancer treatments, including the most advanced IV infusion therapies.

CHALLENGE

Dr. Wang, like many clinicians, spent so much time balancing direct patient care with administrative tasks that he was left with little time for charting. That meant working in the EMR was usually done during his personal time. Dr. Wang said, “It was kind of miserable. I often had to stay beyond 7:00pm and still had to do some charting at night and over the weekend.” He wanted to find a product that would allow him to keep charting updated during office hours so he wouldn’t have to spend so much personal time catching up.

SOLUTION

Dr. Wang chose to partner with Augmedix for its Live service. Augmedix MDSs act as an always-present assistant to the clinician, leveraging the Notebuilder Platform to convert real-time clinician-patient conversations into precise medical documentation. MDSs also place orders for testing, medications, and labs so clinicians can spend more time on direct patient care. Clinicians can livestream with their MDS via the clinician application on their mobile device.

RESULTS

Dr. Wang says Augmedix has made a “drastic Improvement” in work-life balance. “I hardly do any charting after I get home or on the weekend now.” He says that most of the time, he’s able to finish everything by 6:00pm. “I am able to enjoy more of my family life!” With Augmedix, Dr. Wang is able to see at least 15% more patients and now has capacity to see urgent oncology referrals.

Dr. Wang says the consultation saves him most of the time. “Literally, when I review the records before I see the patient, I can read to my MDS and they’re often able to compile a basic history of present illness (“HPI”) even before I step in the patient room.” Dr. Wang also says that he and his Augmedix MDS have developed great working chemistry.

Case Study #2: Dr. Jacqueline Rohrer

“Prior to Augmedix, my whole family would ask ‘how many charts do you have left,’ and the whole weekend was plagued by the number of charts left. With Augmedix, I feel like I found the way to be happy with my job and I want to share this experience with other clinicians.”

HIGHLIGHTS:

●	Has more time to spend with patients;

●	Can see more walk-ins;

●	Went from seeing 18 patients a day to 20;

●	Charting is more accurate;

●	Has more time for family life;

●	Improved productivity; and

●	The MDS now helps with telephone referrals and reminders.

ABOUT

Jacqueline Rohrer, MD, is a family practice physician who specializes in obstetrics at Foothill Family Clinic in Salt Lake City, Utah. She’s been with the practice since 2013. The practice has 35 providers, clinicians, and mid-level practitioners.

CHALLENGE

Rohrer loves her patients and is dedicated to spending quality time with each one. Her days are spent juggling her family practice patients with her obstetrics patients. She had begun to experience extreme burnout and even wondered if she would need to stop practicing obstetrics. She realized a lot of the issue came from the two to three hours she had to spend at the end of each day on charting. On busy weeks, the charts would really pile up. She often would get to the end of each week with a backlog of three days’ worth of charts to do. Someone had suggested to Rohrer that she get a scribe to help out, but she resisted doing so because she didn’t want a “shadow” following her around all day and didn’t like the loss of patient privacy. Plus, the exam rooms were small and didn’t have desks or a place for anything more than a laptop, which she carried with her. Fortunately, she realized there was a better product.

SOLUTION

Rohrer heard about Augmedix on a Facebook group for moms who are doctors. Augmedix MDSs are experienced in most medical health records, which improves accuracy, increases quality of documentation, and ensures timely charge capture for faster reimbursement. MDSs also place orders for testing, medications, and labs so providers can spend more time on direct patient care. Providers can connect with their virtual scribes via Google Glass technology, an earpiece, or through a smartphone app. Rohrer chose to use Google Glasses with her MDS because of the ability to move about the clinic handsfree without having to carry a smartphone.

RESULTS

Rohrer likes the seamless communication with her MDSs through Google Glass technology. Because she’s a self-described “people person,” she wanted to get to know her MDS on a personal level, so she connected with them over social media. They now regularly check in and chat with each other. Rohrer has experienced many improvements since getting her Augmedix MDS, including:

●	Has more time to spend with patients;

●	Can see more walk-ins;

●	Went from seeing 18 patients a day to 20;

●	Charting is more accurate;

●	Has more time for family life;

●	Improved productivity; and

●	The MDS now helps with telephone referrals and reminders.

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

Healthcare Fraud and Abuse Laws

We may be subject to various federal laws targeting fraud and abuse in the healthcare industry.

For example, the federal Anti-Kickback Statute prohibits, among other things, any person from knowingly or willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute has been broadly interpreted by federal courts and agencies, and potentially subjects many healthcare business arrangements to government investigation, enforcement, and prosecution, which can be costly and time consuming. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, the False Claims Act, or FCA, prohibits anyone from, among other things, knowingly presenting or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we do not submit claims directly to payors, we could be held liable under the False Claims Act if we are deemed to “cause” the submission of false or fraudulent claims by, for example, including inaccurate information in draft medical notes for physicians, or if our documentation services are found to have caused clinicians to have inaccurately attested to “Meaningful Use” criteria. Claims for services that were induced by kickbacks and in violation of the federal Anti-Kickback Statute may also form the basis for FCA liability. In recent years, many cases have been brought against healthcare companies by the government and by “whistleblowers,” which have resulted in judgments and settlements involving substantial payments to the government by the companies involved. Often, to avoid the threat of treble damages and penalties under the False Claims Act, which in 2023 are $13,508 to $27,018 per false claim, companies will resolve allegations in a settlement without admitting liability to avoid the potential treble damages. Any such settlement or the cost to defend against allegations could be substantial and impact our reputation.

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

Violations of these laws are punishable by substantial penalties and other remedies, including monetary fines, civil penalties, administrative penalties, criminal sanctions (in the case of Anti-Kickback Statute), exclusion from participation in Federal Health Claims Processing Services, forfeiture of amounts collected in violation of such laws and additional reporting requirements, and compliance oversight obligations. Similarly, state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any source, not only government programs.

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information, privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners and subcontractors.

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

In connection with our business operations, we access, use and disclose PHI on behalf of our covered entity and business associate clients, and therefore, are considered to be, a business associate of our customers and subject to HIPAA and its implementing regulations. HIPAA requires covered entities and business associates, such as us, to have agreements with their business associates, pursuant to which business associates must agree to appropriately safeguard the PHI created or received on their behalf and to abide by statutory and other regulatory obligations under HIPAA. These obligations include, but are not limited to, the responsibility to (i) maintain physical, technical and administrative safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of PHI, (ii) report security incidents and other inappropriate uses or disclosures of PHI, including to individuals and governmental authorities, (iii) assist covered entities or business associates from which we obtain health information with certain duties under HIPAA; and (iv) enter into business associate agreements with our downstream contractors that access, use, and disclose the PHI we receive, create, and maintain, on behalf of our covered entity or business associate customers.

HIPAA and HITECH impose numerous requirements on our business operations and subject us to material liability and other adverse impacts to our business in the event we fail to comply with their requirements. These include, without limitation, civil fines, possible criminal sanctions in certain circumstances, contractual liability to our customers, and damage to our brand and reputation. We have implemented appropriate safeguards to address the privacy and security of PHI consistent with our regulatory and contractual requirements. We also train our personnel regarding HIPAA and other related requirements. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA and other regulations. Because these standards are subject to interpretation and change, we cannot predict the future impact of HIPAA or other regulations on our business and operations. To comply with our regulatory and contractual obligations, we may have to adjust our policies and practices and invest in new technologies.

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

Sales and Marketing

Currently, we predominantly rely upon a dedicated direct sales force and customer success team to sell our products. The direct sales force is currently structured partially geographically and focuses on acquiring new health systems, large physician specialty practices, and generating transactional sales with smaller practices and independent physicians. Our sales force mobilizes data to demonstrate a clear ROI for investing in our product to potential customers. There is typically a 30-45 day implementation window from contract execution to first day of service to allow for provision of hardware, clinician workflow orientation, MDS assignment, and receipt of EHR credentials.

Additional sales activity is driven by our customer success team. The customer success team is responsible for expansion within our existing client base. The team is currently structured by account segment: strategic enterprises, developing enterprises, and physician practices.

Our marketing efforts focus on lead generation, building market awareness, and content support. Marketing drives market/brand awareness and inbound leads from both enterprises and physician practices. Our team tracks the effectiveness of specific marketing campaigns to ensure their efficacy against our established cost-per-lead and customer acquisition cost targets. A variety of marketing approaches are leveraged including search engine optimization, paid search advertising, social media campaigns, social media advertising, email marketing, and attending conferences. We also focus on end-to-end marketing campaigns to drive leads and awareness of new product launches.

In 2021 we signed a number of channel partnership deals with various groups, some of which have members who are clinicians. In general, these partnerships provide us with warm leads for a fee if we convert them into signed contracts.

In 2022 we signed a marketing partnership with Google that led to Augmedix signing two new health systems, one of which is one of the ten largest health systems in the US.

Research & Development

Artificial Intelligence/Machine Learning (“AI/ML”)

We have integrated AI/ML into Notebuilder to increase efficiency by automatically providing note suggestions from the transcripts of recordings. This requires training AI/ML models to provide note suggestions based on keywords from audio transcripts and audio-to-note patterns. We use automated speech recognition tools, enhanced by our own adaptations, to produce multi-party transcripts for the recorded audios of selected clinician/patient visits. This is followed by an annotation process to assign labels to transcripts and the corresponding notes. The final stage is to apply one of several NLP methods, including LLMs, to generate note suggestions which are then integrated into Notebuilder to further reduce the amount of human intervention needed to create a medical note. These models are continuously being improved.

Streaming Technologies

We are continuously improving our streaming platform, primarily to alleviate network hiccups, optimize audio quality for transcription and improve the clinician user experience. The goal is to improve the reliability and scalability of the platform while reducing costs.

Devices for Providers

We continue to explore new hardware devices that can be used by clinicians beyond the smart phone. In addition to ease of use, improved audio quality, better connectivity, and faster battery charge rate are some of the criteria used in our evaluation process.

Approximately 5% of our clinicians use Google Glass. As Google has announced the discontinuation of the manufacture and support of this product, we will be transitioning our clinicians to other hardware, such as a mobile device with a lapel microphone.

Electronic Health Records (“EHRs”)

An EHR is a digital version of a patient’s paper chart. EHRs are real-time, patient-centered records that make information available instantly and securely to authorized users. While an EHR does contain the medical and treatment histories of patients, an EHR system is built to go beyond standard clinical data collected in a provider’s office and can be inclusive of a broader view of a patient’s care. EHRs are a vital part of health IT and can:

●	Contain a patient’s medical history, diagnoses, medications, treatment plans, immunization dates, allergies, radiology images, and laboratory and test results,

●	Allow access to evidence-based tools that providers can use to make decisions about a patient’s care, and

●	Automate and streamline provider workflow.

Health information can be created and managed by authorized providers in a digital format capable of being shared with other providers across more than one healthcare organization. EHRs are built to share information with other healthcare providers and organizations — such as laboratories, specialists, medical imaging facilities, pharmacies, emergency facilities, and school and workplace clinics. EHR systems are selected by our customers either as independent physicians, clinics, or health systems.

Currently, we do most of our note transfers manually. In 2021, we developed direct integration with one of the major EHRs system. In 2022, we developed integration with an instance of another key EHR. We are developing technology to direct-integrate our software tools into the other EHR systems used by our large enterprise customers. For our smaller customers, we expect to continue to transfer notes to the EHR manually. As we scale within an enterprise health system, EHR integration can enhance our operating efficiency. EHR integration will also help further inform our machine learning models, thus increasing automation levels associated with note documentation.

Transferring notes to an EHR requires secure access to the customer’s EHR which they must authorize to receive the service. We support various types of virtual private network (“VPN”) access to an EHR.

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

We have been building and continue to build our patent portfolio relating to our technology platform. As of December 31, 2022, our patent portfolio consists of five pending patent applications in the United States. We regularly review our development efforts to assess the existence and patentability of new intellectual property.

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

Corporate Information

We were incorporated in the State of Delaware as Malo Holdings Corporation on December 27, 2018. On October 5, 2020, our wholly-owned subsidiary August Acquisition Corp., a Delaware corporation (the “Acquisition Sub”), merged with and into Augmedix, Inc., a Delaware corporation (“Private Augmedix”) formed on April 30, 2013 (the “Merger”). Following the Merger, Private Augmedix was the surviving entity and became our wholly-owned subsidiary, under the name Augmedix Operating Corp., and all of the outstanding shares of common and preferred stock of Private Augmedix were converted into shares of our common stock. The business of Private Augmedix became our business as a result of the Merger. On October 5, 2020, our board of directors and all of our pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on October 5, 2020, and through which we changed our name to “Augmedix, Inc.”

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

Employees and Human Capital Resources

As of December 31, 2022, the Company had 268 full-time and part-time employees in the United States, 42 full-time employees in India, and 730 full-time employees in Bangladesh. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

We have various operating leases for office space located in the United States, Bangladesh and India. Our corporate headquarters are located in San Francisco, California, where we lease approximately 12,936 square feet of office space under a lease agreement that expires in February 2025.

We also lease corporate office space in Dhaka, Bangladesh, which includes 23,578 square feet of corporate office space used for our operations, 900 square feet of office space used as an additional overflow workspace for certain employees and 3,800 square feet of commercial space used for MDS training under a lease agreement which automatically renews quarterly unless notice is provided to terminate. On January 31, 2023, we leased 54,824 square feet of new office space in Dhaka under a lease agreement that expires in April 2028. This new office space will eventually replace our other office space in Dhaka and be used to expand our Bangladesh operations.

Further, in Bangalore, India, we lease 13,500 square feet of corporate office space under a lease agreement that expires in December 2027.

We believe the recently leased space in Dhaka and India will accommodate our needs and future growth.

Legal Proceedings

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this annual report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Many of the following risks and uncertainties are and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred significant losses in the past and will experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $24.4 million for the year ended December 31, 2022, and $17.5 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $125.8 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.

Our ability to be profitable in the future depends upon continued demand for our products from existing and new customers. Further adoption of our products depends upon our ability to improve the quality of our products, enhance clinician and physician satisfaction, and increase efficiency and productivity. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of customer contracts, the pricing and costs of our products, competitive offerings, macroeconomic conditions affecting the healthcare industry, the lingering effects of the COVID-19 pandemic, our ability to improve automation and more efficiently deliver our services, and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We may not have sufficient cash available to make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital to fund our operations.

On May 4, 2022, we entered into a $25.0 million senior term loan and accounts receivable line of credit facility under a Loan and Security Agreement, with Silicon Valley Bank (the “Senior Secured Credit Facility Agreement”), the proceeds of which were used, in part, to pay off all our obligations under our previous loan and security agreement with Eastward Capital Management. The principal under the Senior Secured Credit Facility Agreement is to be repaid in twenty-four consecutive equal monthly installments starting in July 2023, unless we achieve our performance target of $35 million of ARR by June 30, 2023, which delays the twenty-four equal monthly installments until January 2024.

As of December 30, 2020, we had a $2.2 million “Paycheck Protection Program” loan under the Promissory Note, dated April 11, 2020, with East West Bank (the “PPP Loan”). We submitted our loan forgiveness application in November 2020 in accordance with the federal guidelines for the forgiveness of such loan, and we received notification that the full amount of the PPP Loan and accrued interest was forgiven on August 9, 2021.

Our cash and restricted cash balance stood at $22.0 million on December 31, 2022, and we also had an incremental $10.0 million of availability on our existing debt facility. However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to service our obligations under the Senior Secured Credit Facility Agreement when due. If we do not have sufficient cash flow from operations to service our debt, we will need to refinance our debt obligations or raise additional funding. There can be no assurance that we will be able to secure additional funding or refinance our existing debt on favorable terms, or at all.

Our revenue has been concentrated in a small number of customers.

Our revenue has been concentrated in a relatively small number of large customers, and we have historically derived a significant percentage of our total revenues from a few customers. For fiscal years ended December 31, 2022 and 2021, our three largest customers accounted for 45% and 54%, respectively, of our consolidated revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. If one or more of these customers terminate all or any portion of their agreement, or if we fail to procure additional commitments with these or similarly significant customers, there could be a material adverse effect on our business, financial condition, or results of operations.

Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our products, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our products, our business and operating results could be materially and adversely affected.

We depend on a limited number of MDS Vendors, and if we are unable to secure services from them, or the services they provide are inadequate, our business and operating results could be harmed.

We depend on a limited number of MDS Vendors in India and Sri Lanka who provide, manage and supervise a significant proportion of the MDSs we depend upon for our business. Any loss or interruption in our relationship with any of these MDS Vendors could cause interruptions or delays in the delivery of our products to our customers, and this may force us to seek services from alternative sources, either externally or internally, which may not have the required qualifications, or be available in time to meet demand or on commercially reasonable terms, if at all. In addition, any disruption in the ability of our MDS Vendors to secure services from MDSs could disrupt our offering.

The failure to achieve and maintain high-quality standards, including high accuracy of medical notes, reduction in errors that may cause harm to patients and avoidance of delays in the delivery of medical notes, could seriously hurt our business. If our MDS Vendors fail to provide high quality services, we may incur additional costs and loss of revenues and harm to our reputation.

We have limited control over the MDSs employed by our MDS Vendors and any significant interruption in the operation of the facilities where they are employed, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, or a failure of our MDS Vendors to handle higher volumes of use or train new personnel adequately, could reduce our ability to provide services, which could result in canceled sales, loss of revenues, and damage to our brand and reputation.

While we endeavor to ensure that our MDS Vendors and their MDSs comply with all of our corporate policies and practices, including privacy and data security practices, we have a limited ability to monitor and ensure compliance. If a Vendor deviates from these policies, our reputation with our customers may be harmed and we may incur liability from our customers or governmental agencies.

Owing to the global onset of the COVID-19 pandemic in April 2020, many of the MDSs employed by our MDS Vendors were required to work from home to ensure their safety. Beginning in 2022, many of those MDS returned to work at their respective offices. To the extent MDSs are required to work from home, productivity may be negatively impacted. In addition, working from home can impact our ability to ensure compliance with our privacy and data security policies. Working from home also requires additional IT resources for both us and our MDS Vendors and sometimes results in the need to remotely train MDSs, which is more resource-intensive.

We depend on a number of technology providers, and if we are unable to source products from them then our business and operating results could be harmed.

Our products incorporate multiple software components obtained from licensors on a non-exclusive basis, such as medically tuned ASR software, customer relations management software, and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support the software version used in our products. In such circumstances, we may need to redesign our products with substantial cost and time investment to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our products.

Our product depends on our ability to operate within the EHR systems of our customers, and if we are unable to access these systems then our operations, business, and operating results could be harmed.

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

While 100% of our revenue is generated from US-based health systems and clinicians, we do have significant international operations, including in emerging markets such as Bangladesh, India and Sri Lanka, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2022, approximately 70% of our employees were in Bangladesh, where we provide service for a significant number of our clinicians, development activities, and various support functions. As of December 31, 2022, approximately 4% of our employees were in India, which we expect to grow significantly in 2023 due to the launch of our new wholly-owned service center in Bangalore in 2022. As of December 31, 2022, Bangladesh served 38% of our clinicians while our India operations serviced nearly 1%. The other clinicians were served out of India (44%), Sri Lanka (4%) and the US (13%).

Our strategy to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia may fail should we be unable to navigate the challenge of international operations. Operating in international markets, and particularly South Asia, requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. We cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

●	difficulties and costs associated with staffing and managing foreign operations;

●	anti-bribery or corruption compliance by us or our partners;

●	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our United States headquarters;

●	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;

●	legal systems in which our ability to enforce and protect our rights may be different or less effective than in the U.S. and in which the ultimate result of dispute resolution is more difficult to predict;

●	differences in workplace cultures;

●	unexpected changes in regulatory requirements;

●	our ability to comply with differing technical and certification requirements outside the U.S.;

●	more limited protection for intellectual property rights in some countries;

●	adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;

●	fluctuations in currency exchange rates; and

●	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

If we fail to successfully develop and introduce new products and features to existing products, plus increase the automation of our current product, our revenues, operating results, and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new products and to add features to existing products that meet existing and new customer requirements. We may not be able to develop and introduce new products or features on a timely basis or in response to customers’ changing requirements. Similarly, our new products and features, including our investments in employing AI/ML in Notebuilder, use of new streaming technology products, introduction of new service features, use of new hardware devices and enhanced EHR system integration efforts, may not sufficiently differentiate us from competing products such that customers can justify deploying our products. If we encounter setbacks in our efforts to employ AI/ML and other automation tools to increase our operating efficiency, our business may suffer. We expect to incur costs associated with the development and introduction of new products before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our platform and service, and the productivity and satisfaction of physicians and clinicians could decrease, which might result in decreased use of our Live and Notes products. If any of these problems were to arise, our revenues, operating results, and reputation could suffer.

Due to the COVID-19 pandemic and its variants, we took certain precautions to keep our employees and contractors safe. If reinstated, such measures could harm our business.

In light of the uncertain and evolving situation relating to the COVID-19 pandemic and its variants, we took measures intended to help minimize the risk of transmitting the virus to our employees and contractors, our customers and the communities in which we participate, which could negatively impact our business. In 2020 and 2021, these measures included temporarily requiring all non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually company-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. In 2022, several of these aforementioned restrictions were removed. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Under normal conditions, our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. Some of our U.S.-based and internationally-based MDSs still work remotely, which may have an adverse impact on our business due to decreased morale among MDSs, increased strain on IT systems, increased difficulty in ensuring compliance with our data security and compliance policies, and increased difficulty in the training, development and recruitment of new MDSs. Our ability to service our customers with MDSs working remotely is contingent upon the consent of our customers, which some customers may not provide in the future as conditions improve and the perceived need for such arrangements diminishes. Although we continue to monitor the situation, including local guidance, and have implemented a return to office plan, the COVID-19 pandemic remains unpredictable, and the emergence of other variants could require that we reevaluate our return to office plans. If we are unable to fully return to our offices and further cutback current restrictions, continued limitations on travel and doing business in-person could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts and our ability to recruit employees across the organization. The potential adverse impact in sales and marketing, in particular, could have longer term effects on our sales pipeline, which could harm our business. Our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and its variants to manage its effects on our business and workforce. The extent to which the COVID-19 pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.

The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our customers. Our future success will depend on our ability to: enhance our current products; introduce new products in order to keep pace with products offered by our competitors and the evolving needs of our customers; enhance capabilities, including efforts to increase operating efficiency through improvements to our automation tools; increase the performance of our internal systems, particularly our systems that meet our customers’ requirements and integration with their EHR systems; and adapt to technological advancements and changing industry and regulatory standards for privacy and the management of EHR systems. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to increase efficiency for healthcare enterprises and improve patient and clinician satisfaction may adversely impact our business and operating results. The failure to continually develop enhancements and use of technologies such as AI/ML, use of new streaming technology products, advancements in hardware devices for clinicians and enhanced EHR systems integration efforts may impact our ability to increase the efficiency of, and reduce costs associated with, operational risk management and compliance activities.

Any failure to offer high-quality customer support for our platform may adversely affect our relationships with our customers and harm our financial results.

Once our products are implemented, our customers use our support organization to resolve technical issues relating to our products. In addition, we also believe that our success in selling our products is highly dependent on our business reputation and on favorable recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to maintain existing customers or sell our products to existing and prospective customers, and harm our business, operating results, and financial condition.

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

Comparisons of our revenues and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

●	the financial health of our healthcare customers and budgetary constraints on their ability to outsource medical note documentation;

●	the availability of government funding for healthcare facilities operated by the U.S. federal, state and local governments;

●	occurrence of health epidemics or contagious diseases, such as the novel coronavirus, and potential effects on our business and operations;

●	market acceptance and adoption of our product offerings;

●	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

●	our ability to expand our sales and marketing operations;

●	our ability to successfully integrate any future acquired businesses, technologies or assets;

●	the announcement of new significant contracts or relationships;

●	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

●	changes in how healthcare operating and capital budgets are administered within the enterprise;

●	developments, such as lower reimbursement rates for services or higher delivery costs, that negatively impact health systems operating profits and their future budget expectations;

●	changes in customer deployment timelines;

●	variations in the number of new customers booked;

●	our mix of products and the varying revenue recognition rules that apply;

●	new competitive product launches that negatively impact sales or our sales cycle;

●	acquisitions or mergers of our competitors, or new partnerships that create new competitors, that create uncertainty in the market and impact our sales or our sales cycle;

●	pricing, including discounts by us or our competitors;

●	our ability to successfully deploy our products in a timely manner;

●	our ability to forecast demand and manage operations efficiently;

●	our ability to develop and introduce new products, such as Augmedix Go, and features to existing products that achieve market acceptance;

●	federal or state government shutdowns;

●	fluctuations in foreign currencies in Bangladesh, India and Sri Lanka; and

●	future accounting pronouncements and changes in accounting policies.

We are subject to various state, federal and foreign laws and regulations, including healthcare, fraud and abuse laws and regulations that may impact our business and could subject us to significant fines and penalties or other negative consequences.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, HIPAA, and the federal criminal fraud statutes. These laws may impact, among other things, the sales, for Live, Notes, Prep and Go. In addition, the inability of our customers to use our services and technology products in a manner that complies with those laws and regulations could affect the marketability of our services and technology products or our compliance with our customer contracts, or even expose us to claims, litigation and substantial liability. A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, or cause to be made, claims for payments for items or services that may be paid for by any federal or state healthcare program and, in some instances, any private program. These laws are complex, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate.

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Additionally, the Patient Protection and Affordable Care Act, or PPACA, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that would otherwise be lawful in businesses outside of the healthcare industry.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, including health-related information. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

In the United States, HIPAA imposes certain obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of PHI. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that are expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitation on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of these provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We also may be bound by contractual and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. Although we work to comply with applicable laws, regulations, and standards, our contractual and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with another or other legal obligations with which we must comply. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our product, reduce overall demand for our product, lead to regulatory investigations, breach of contract claims, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance or slow the pace at which we close sales transactions, any of which could harm our business.

Efforts to comply with regulatory mandates to increase the use of electronic health information and health system interoperability may lead to negative publicity which could adversely affect our business.

For many years, a primary focus of the healthcare industry has been to increase the use of EHRs and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of HITECH, the federal government set aside $27 billion of incentives for hospitals and providers to adopt EHR systems. In 2019, the Centers for Medicare & Medicaid Services (the “CMS”), proposed policy changes supporting its MyHealthEData initiative to improve patient access and advance electronic data exchange and care coordination throughout the healthcare system. In March 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS finalized and issued complementary rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and includes, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider EHRs. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, as known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations, and financial condition.

The goals of increased use of electronic health data and interoperability are improved quality of care and lower healthcare costs generally, and the services we provide rely upon the necessity of electronic health data. However, increased use of electronic health data and the interoperability between our services and those systems inherently magnifies the risk of security breaches involving those data and information systems, including our own. Additionally, the sharing of health information such as that we produce and summarized through Live and Notes, has received increasingly negative publicity. There is at least one well publicized instance where organizations received significant negative publicity for sharing health data despite having appeared to comply in all respects with privacy laws. There can be no assurance that our efforts to improve the services we deliver and to comply with the law through the use of electronic data and system interoperability will not receive negative publicity that may materially and adversely affect our ability to serve clinicians. Negative publicity may also lead to federal or state regulation that conflicts with current federal policy and interferes with the healthcare industry’s efforts to improve care and reduce costs through use of electronic data and interoperability. Further regulation of EHR systems and health records generally may also interfere with our intelligence automation efforts to help automate the medical note creation process.

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory healthcare environment that affect the group purchasing business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could require us to modify our services or reduce the funds available to providers to purchase our products and services.

Our business, financial condition, and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry, as well as our ability to increase the number and quality of products that we sell to our customers. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting EHRs, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications to our products and services, or result in delays or cancellations of orders or reduce funds and demand for our products and services.

If our products experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers, our reputation and business may be harmed and we may incur significant liabilities.

Our products are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our products, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” and other disruptions that may jeopardize the security of information stored in and transmitted by our products. Cyber-attacks and other malicious Internet-based activity continue to increase generally and may be directed at either the product used by our customers or our corporate information technology software and infrastructure.

Because techniques used to obtain unauthorized access, exploit vulnerabilities or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures. Certain of our customers may have a greater sensitivity to security defects or breaches in our software than to defects in other, less critical, software products. Any actual or perceived security breach or theft of the business-critical data of one or more of our customers, regardless of whether the breach is attributable to the failure of our software or products, may adversely affect the market’s perception of our products. There can be no assurance that limitation of liability, indemnification or other protective provisions in our contracts would be applicable, enforceable, or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceeds our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements. Because the majority of our employees, MDS Vendors and MDSs shifted to remote work due to local shelter-in-place orders arising from the COVID-19 pandemic, and in some cases have been slow to return to work from office due to inertia or changes in physical location, our ability to safeguard our systems may be adversely impacted, and we may be more susceptible to data security breaches.

Furthermore, a party that is able to circumvent our security measures or exploit any vulnerabilities in our products could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems, misuse any information that they misappropriate, cause early termination of our contracts, subject us to notification and indemnity obligations, litigation, and regulatory investigation or governmental sanctions, cause us to lose existing customers, and harm our ability to attract future customers. Because our business is reliant on integration with EHR systems of healthcare providers, and the protection of sensitive patient information, any such breach could cause harm to our reputation, business, financial condition and results of operations, and we may incur significant liability, and as a result our business and financial position may be harmed.

Our business and reputation may be impacted by IT system failures or other disruptions.

We may be subject to IT systems failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, software updates, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to or the delivery of certain of our products or services, compromise our data or our customers’ data or result in delayed or canceled orders, as well as potentially expose us to third-party claims. System failures and disruptions could also impede our transactions processing services and financial reporting.

War, terrorism, geopolitical uncertainties, public health issues, pandemics, and other business disruptions have caused and could cause damage to the global economy, and thus have a material and adverse impact on our business, financial condition and operating results. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues and other issues beyond our control. Such events could decrease our demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our customers. A significant portion of our research and development activities, our corporate headquarters, our IT systems and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, our ability to provide medical note documentation services could suffer, and we could incur significant losses, require substantial recovery time, and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition and operating results.

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

Our sales efforts are often targeted at larger healthcare systems and large physician specialty practices, and as a result, we face greater costs, must devote greater sales support to individual customers, have longer sales cycles and have less predictability in completing some of our sales. Also, sales to large healthcare systems often require us to provide greater levels of education regarding the use and benefits of our products. In 2022, our average sales cycle length for a new customer across all customer segments was approximately three months. For physician practices, the average was about one and a half months and approximately five months for large healthcare enterprises, as measured from the point of initial contact with a potential client to the time a contract is signed. Our average sales cycle for an expansion of an existing client was approximately one month.

We believe that our customers view the purchase of our products as a significant and strategic decision. As a result, customers carefully evaluate our products, often over long periods with a variety of internal constituencies. In addition, the sales of our products may be subject to delays if the customer has lengthy internal budgeting, integration, information security reviews, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology products in the healthcare industry. As a result, it is difficult to predict the timing of our future sales.

We depend on our management team and our key sales and development and services personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on the expertise, efficacy and continued services of our executive officers. We have in the past, and may in the future, continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in March 2019, we hired a Chief Operating Officer, in April 2019, we hired a Chief Revenue Officer and a new Head of People, in January 2020, we hired a Chief Medical Officer, in July 2020, we hired a new Chief Financial Officer, and in November 2020, we hired a new Chief Technology Officer. Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our systems and products.

Failure to adequately expand and train our direct sales force will impede our growth.

We rely almost exclusively on our direct sales force to sell our products. We believe that our future growth will depend, to a significant extent, on the continued development of our direct sales force and its ability to manage and retain our existing customer base, expand the sales of our products to existing customers and obtain new customers. Because our product is complex and often must interoperate with complex healthcare provider workflows and systems, it can take longer for our sales personnel to become fully productive. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and may, in some cases, take considerable time before becoming fully productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, and if these sales personnel are unable to achieve full productivity, sales of our products will suffer and our growth will be impeded.

If we fail to increase market awareness of our brand and products, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

We intend to continue to add personnel and resources in sales and marketing as we focus on expanding awareness of our brand and products and capitalize on sales opportunities with new and existing customers. Our efforts to improve sales of our products will result in an increase in our sales and marketing and general and administrative expenses, and these efforts may not be successful. Some newly hired sales and marketing personnel may subsequently be determined to be unproductive and have to be replaced, resulting in operational and sales delays and incremental costs. If we are unable to significantly increase the awareness of our brand and products or effectively manage the costs associated with these efforts, our business, financial condition and operating results could be harmed.

We must increase the number of our sales opportunities to grow our revenues. We must improve the market awareness of our products, expand our relationships with our channel partners and create new channel partnerships, in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing and general and administrative expenses, and there can be no assurance that such efforts will be successful. Some of our competitors have significantly more resources to devote to brand awareness and marketing, which could adversely impact our ability to build brand awareness and generate leads. Further, as we increase our efforts to target smaller medical practices and independent physicians as well as leverage channel partnerships to drive sales, we may be unable to tailor our sales efforts to these strategies. If we are unable to significantly improve our sales execution, increase the awareness of our products, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

The continued growth of our revenues is dependent in part on our ability to expand the use of our products by existing customers and attract new customers. Our customers have no obligation to renew their agreements after the expiration of the initial contract term, and there can be no assurance that they will do so. We have had in the past, and may in the future, have customers discontinue the use of our products, which may impact such customers’ decisions to continue to use our products.

If we are unable to expand our customers’ use of our products (which principally involves ensuring that more physicians and clinicians within our existing healthcare group customers adopt our products), maintain our renewal rates and expand our customer base, our revenues may decline or fail to increase at historical growth rates, which could adversely affect our business and operating results. In addition, if our customers experience dissatisfaction with our service in the future, we may find it more difficult to increase use of our products within our existing customer base and it may be more difficult to attract new customers, or we may be required to grant credits or refunds, any of which could negatively impact our operating results and materially harm our business.

Our industry is highly competitive, and we may not be able to compete effectively.

Our industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in our markets are service quality, breadth and depth of services, technology and domain expertise, reliability of products, services and personnel, the ability to attract, train and retain qualified people, compliance rigor, price, and marketing and sales capabilities. In particular, as AI/ML technology develops further and begins to proliferate, competitors may be able to better utilize this technology to automate the medical note documentation process, rendering our products less competitive. Furthermore, the recruitment and retention of MDSs has become more competitive in the United States, Bangladesh, India and Sri Lanka as increasing opportunities emerge for our trained MDSs, and we may be unable to attract and retain high quality people which could cause the quality and competitiveness of our medical note documentation products to suffer. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or transcription services, off-shore transcription service providers in low-cost locations, and in-house staff of potential customers.

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

Due to the COVID-19 pandemic, and shelter-in-place orders, many of our competitors providing in-person, real-time medical note documentation were forced to rapidly adapt to shelter in place orders and employ technology for the delivery of their documentation products. As more of these in-person providers shift to providing services remotely, we may face increased competition in the remote, real-time medical note documentation segment in which we primarily operate.

Increased competition may result in lower prices and volumes, higher costs for resources, especially people, and lower profitability. We may not be able to supply customers with services that they deem superior and at competitive prices and we may lose business to our competitors. Any inability to compete effectively would adversely affect our business, results of operations, and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and most of our MDSs and MDS Vendors are located in South Asia, a region known to suffer terrorism and natural disasters, including floods, typhoons, droughts and epidemics or contagious diseases. A significant natural disaster, such as an earthquake, fire or flood, or epidemic or contagious disease, such as the COVID-19 pandemic, occurring at our headquarters, our other facilities, or where our MDSs are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster, an epidemic or contagious disease, or by man-made problems, such as power disruptions, in the San Francisco Bay Area, Bangladesh, India or Sri Lanka could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our products, which could harm our business, operating results and financial condition.

Our use of open source and non-commercial software components could impose risks and limitations on our ability to commercialize our products.

Our products contain software modules licensed under open source and other types of non-commercial licenses. We also may incorporate open source and other licensed software into our products in the future. Use and distribution of such software may entail greater risks than use of third-party commercial software, as licenses of these types generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some of these licenses require the release of our proprietary source code to the public if we combine our proprietary software with open-source software in certain manners. This could allow competitors to create similar products with lower development effort and time and ultimately result in a loss of sales for us.

The terms of many open source and other non-commercial licenses have not been judicially interpreted, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, in order to continue offering our products, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our products or to discontinue the sale of our products in the event we cannot obtain a license or re-engineer our products on a timely basis, any of which could harm our business and operating results. In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages, be required to disclose our source code or be enjoined from the distribution of our products.

We rely on a small number of third-party service providers to host and deliver our products, and any interruptions or delays in services from these third parties could impair the delivery of our cloud-based products and harm our business.

We currently operate our products primarily through third-party data centers. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

We currently employ third-party data centers in the United States for hosting our products and for retention of data, and we may transfer data to other providers or locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service, data loss or corruption may subject us to liability to our customers, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional privacy and data protection laws that apply to the transmission of customer data across international borders.

We also depend on access to the Internet through third-party bandwidth providers to operate our products. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our cloud-based products or we could be required to retain the services of a replacement bandwidth provider. Any Internet, data center, or cloud hosting outages or delays could adversely affect our ability to provide our products to our customers and may require us to provide service credits to our customers that negatively impact our financial results. Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.

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

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new products or enhance existing products, enhance our operating infrastructure, expand our sales and marketing capabilities, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in additional equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue to support our business growth and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of, or eliminate some or all of our initiatives, which could harm our operating results.

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

A significant change to the number and size of subscriptions contracts in any one quarter will not be fully reflected in that quarter, and will have a bigger impact on the next quarter, making future quarter revenue potentially difficult to predict and significant different than the most recently reported quarter.

Under accounting standards update No. 2014-09, Revenue from Contracts with Customers, (“ASC 606”), we recognize revenues when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenues consist of the monthly service fees for Live and Notes services. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter but will affect our revenues in future quarters. Such changes may make it challenging to forecast our revenues for future periods, as both the mix of products and services we will sell in a given period, as well as the size of contracts, is difficult to predict.

Given the foregoing factors, our actual results could differ significantly from our estimates, and our past results may not be indicative of our future performance.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the average period of benefit associated with costs capitalized to obtain a revenue contract, incremental borrowing rate, and stock-based compensation, including the underlying fair value of the Company’s common stock for grants issued when the Company was a private company. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

We could experience negative impacts to our business and results of operations as a result of macroeconomic, geopolitical and other challenges, uncertainties and volatility. For example, the ongoing action of Russian military forces and support personnel in Ukraine has escalated tensions between Russia and the U.S., the North Atlantic Treaty Organization, the European Union (the “EU”) and the United Kingdom (the “U.K.”). The U.S. has imposed financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions, either implemented or planned by the EU, the U.K. and other jurisdictions. The U.S., the EU, and the U.K. each imposed packages of financial and economic sanctions that, in various ways, constrain transactions with numerous Russian entities and individuals; transactions in Russian sovereign debt; and investment, trade, and financing to, from, or in certain regions of Ukraine. The action of Russian military forces and support personnel in Ukraine and the foregoing actions by the U.S., the EU, the U.K. and other jurisdictions could have a lasting impact on regional and global economies. It is not possible to predict to what extent the ongoing events may negatively impact economies around the world, including the U.S. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

 Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

We regularly maintain cash balances at third-party financial institutions, such as Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. We are also party to a term loan and revolving credit facility (the “Revolving Credit Facility”) with SVB, pursuant to a loan and security agreement we entered into with SVB on May 4, 2022. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement on March 12, 2023 that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, if another depository institution is subject to other adverse conditions in the financial or credit markets, it could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Further, if we are unable to access the remaining incremental funds under our Revolving Credit Facility, it could also adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile and could decline.

The market price of our common stock has fluctuated substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in investors’ willingness to invest in financial markets and support loss making companies, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and has had the same effect on our common stock. The market price of shares of our common stock is subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As an exchange-listed public company, we are required to meet the continued listing standards for Nasdaq. We must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any of Nasdaq’s listing standards, our securities may be delisted. Nasdaq requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price, or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements. A delisting of our securities from Nasdaq may materially impair our stockholders’ ability to buy and sell our securities and could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities.

We are obligated to maintain proper and effective internal controls over financial reporting. If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, or are unable to remediate any deficiencies or material weaknesses therewith, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

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

In connection with the preparation of our financial statements for the quarter ended September 30, 2022, we identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that this deficiency constitutes a material weakness.

The material weakness is with respect to our internal control over the regular review, and application of accounting policies as the company grew and its operations changed. Our management is committed to remediating this material weakness and is implementing several steps to enhance our internal controls, including (i) improving the overall design of our internal control environment, (ii) implementing additional internal controls over the annual review of all relevant accounting policies, particularly in areas where our operations have changed, and (ii) adding additional resources and expertise to our finance function to enhance the effectiveness of internal controls over financial reporting. We are working to complete this remediation process as soon as we are reasonably able. A large minority of smaller reporting companies have material weaknesses, many of which last a number of years.

We may discover additional material weaknesses that require additional time and resources to remediate. The existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

The report by management needs to include disclosure of any material weaknesses identified in internal controls over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act following the consummation of the Merger, our independent registered public accounting firm will not be required to attest to the effectiveness of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s ongoing assessment of internal controls could detect additional problems with internal controls, and could result in the identification of additional material weaknesses that were not otherwise identified. Undetected additional material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made to internal controls and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

If we are unable to assert that our internal controls over financial reporting are effective, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract or retain the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we were not initially listed on a national securities exchange, security analysts of brokerage firms may not provide or continue coverage of our Company. In addition, investment banks may be less likely to agree to underwrite follow-on offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive new or continue existing research coverage or support in the market for our shares could have an adverse effect on our ability to develop a liquid market for our common stock.

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

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

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

A lack of research analyst coverage could materially and adversely affect the trading price and liquidity of our common stock.

We cannot assure you that research analysts will maintain research coverage of Augmedix. A lack of research could materially and adversely affect the trading price and liquidity of our common stock.

Redmile has significant influence over us.

Entities affiliated with Redmile Group LLC (“Redmile”) own approximately 40.7% of our outstanding common stock. As long as Redmile owns or controls a significant percentage of outstanding voting power, Redmile will have the ability to significantly influence corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation or bylaws, the approval of any merger or other significant corporate transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have various operating leases for office space located in the United States, Bangladesh and India. Our corporate headquarters are located in San Francisco, California, where we lease approximately 12,936 square feet of office space under a lease agreement that expires in February 2025.

We also lease corporate office space in Dhaka, Bangladesh, which includes 23,578 square feet of corporate office space used for our operations, 900 square feet of office space used as an additional overflow workspace for certain employees and 3,800 square feet of commercial space used for MDS training under a lease agreement which automatically renews quarterly unless notice is provided to terminate. On January 31, 2023, we leased 54,824 square feet of new office space in Dhaka under a lease agreement that expires in April 2028. This new office space will eventually replace our other office space in Dhaka and be used to expand our Bangladesh operations.

Further, in Bangalore, India, we lease 13,500 square feet of corporate office space under a lease agreement that expires in December 2027.

We believe the recently leased space in Dhaka and India will accommodate our needs and further growth.

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

HOLDERS OF RECORD

As of March 15, 2023, there were approximately 1,246 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street names by brokers and other nominees.

DIVIDEND POLICY

We currently intend to retain future earnings, if any, to maintain and expand our operations. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors in light of conditions then-existing, including factors such as our results of operations, financial conditions and requirements, business conditions and covenants under any applicable contractual arrangements.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In connection with the Loan and Security Agreement, dated as of May 4, 2022, by and between us and Augmedix Operating Corporation, as borrowers, and Silicon Valley Bank, as lender (“SVB”), we issued to SVB a warrant to purchase stock, dated as of May 4, 2022 (the “Warrant”), to purchase up to 48,295 shares of our common stock, exercisable at any time for a period of approximately seven years from May 4, 2022, at an exercise price of $2.38 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant.

The issuance of the Warrant was exempt from the registration requirements of the Securities Act, pursuant to 4(a)(2) thereof and/or Regulation D promulgated thereunder. We relied on the above exemption from registration based in part on the representations made by SVB, including the representation with respect to SVB’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and Lender’s investment intent.

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

Overview

 The medical note documentation burden in the United States is significant and is a major contributor to physician burnout. According to a 2019 study in the Annals of Internal Medicine, physician burnout costs in the U.S. healthcare industry are $4.6 billion per year due to lost productivity and higher turnover, with the cost of replacing a single physician estimated to be between $100,000 and $1 million. It also is adversely impacting industry productivity because the considerable amount of time spent on documentation could be better utilized by seeing more patients.

Physicians and health systems in the United States often turn to 3rd party service providers and “Health IT” solutions to alleviate these swelling documentation burdens. Available products range in scope from in-person human scribing services, physically present at the point of care, to Health IT products such as single-party dictation and ambient documentation solutions. We are a provider of ambient documentation products that are uniquely able to convert the natural conversation between physicians and patients into timely and comprehensive medical notes.

Augmedix, Inc. was incorporated in 2013 and launched its commercial synchronous, remote documentation services in 2014. Clinicians access our applications primarily through mobile devices such as smartphones with approximately 5% on Google Glass. Once accessed, the client application provides clinicians with a secure communication channel to our Notebuilder Platform which contains our note creation software that is utilized by our Medical Documentation Specialists (“MDSs”). Our note creation software includes proprietary natural language processing (“NLP”) models, large language models (“LLMs”) and structured data models to generate the note, with assistance from the MDS. Completed notes are uploaded via integration or manually into the patient’s chart in the electronic health record (“EHR”) system. The EHR system (e.g. Epic, Cerner) is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the United States is principally provided in ambulatory clinics, specialty care centers and hospitals. We serve all care settings. Roughly 80% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 20% consists of group practices and individual practitioners.

During the fourth quarter of 2022, we delivered over 50,000 notes to our customers each week. We estimate that our products save doctors two to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal benefits to healthcare enterprises from our products are increased productivity and higher clinician and patient satisfaction.

The COVID-19 pandemic and resulting safety protocols served as a catalyst for the industry’s adoption of virtual products such as ours. The pandemic required modifications to how we deliver our service. While our general business model is for MDSs to work from centralized operating centers, local shelter-in-place orders and safety restrictions required us to shift to work-from-home for a period of time for most employees and contracted employees. Further, we instituted additional administrative, technical, and physical controls to ensure compliance with our privacy practices. In 2022 we started to shift back to central operating centers to the extent that local conditions allowed.

Our technology vision is to automate as much of the medical note creation process as possible by combining artificial intelligence technologies, such as automated speech recognition, natural language processing and large language models, with structured data models. While the unstructured nature of a conversation between physician and patient creates challenges to fully automating the process, we believe that increasing levels of automation generate significant benefits including improved operating efficiencies, higher-quality medical notes, a more uniform level of note quality and structured medical data.

Our automation approach is based upon our belief that harmonizing human interaction with technology generates the highest note quality. We train our MDSs to be experts at using our technology tools to consistently and efficiently deliver high-quality, structured medical notes.

COVID-19 Pandemic Update

In light of the uncertain and evolving situation relating to the COVID-19 pandemic and emerging variants, we took measures intended to help minimize the risk of transmitting the virus to our employees and contractors, our customers and the communities in which we participate, which could negatively impact our business. In 2020 and 2021, these measures included temporarily requiring all non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually Company-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. In 2022, several of these aforementioned restrictions were removed. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Under normal conditions, our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. Some of our U.S.-based and internationally-based MDSs still work remotely, which may have an adverse impact on our business due to decreased morale among MDSs, increased strain on IT systems, increased difficulty in ensuring compliance with our data security and compliance policies, and increased difficulty in the training, development and recruitment of new MDSs. Our ability to service our customers with MDSs working remotely is contingent upon the consent of our customers, which some customers may not provide in the future as conditions improve and the perceived need for such arrangements diminishes.

Although we continue to monitor the situation, including local guidance, and have implemented a return to office plan, the COVID-19 pandemic remains unpredictable, and the emergence of other variants could require that we reevaluate our return to office plan. If we are unable to return to our offices and cutback current restrictions, continued limitations on travel and doing business in-person could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, and our ability to recruit employees across the organization. The potential adverse impact in sales and marketing, in particular, could have longer term effects on our sales pipeline, which could harm our business.

Our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and emerging variants to manage its effects on our business and workforce. The extent to which the COVID-19 pandemic and emerging variants and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Year Ended December 31,
	2022	2021
Key Metrics
Average clinicians in service headcount	1,093	750
Average annual revenue per clinician	$27,900	$29,200
Dollar-based net revenue retention rate	128%	124%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 220 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service grew 46% and stood at 1,093 and 750 for the years ended December 31, 2022, and 2021, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased 4% to approximately $27,900 in fiscal 2022 from $29,200 in fiscal 2021 due to a mix shift to more clinicians utilizing our Notes offering, which has a lower average revenue per user (ARPU), and more clinicians in acute clinical settings.

Dollar-Based Net Revenue Retention Rate: We define a “Health Enterprise” as a company or network of doctors that have at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 128% in fiscal 2022 from 124% in fiscal 2021 with the increase driven both by significant expansion of several health enterprises to whom we have meaningful revenue exposure. Growth from existing clients has historically represented a majority of our total revenue growth.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support products. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term, and are subject to a 30-day to 90-day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients, is infrequent. In fiscal 2022, 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients. We lost three Health Enterprise clients in fiscal 2020, with the COVID-19 pandemic being the main contributing factor for these losses, but we also won three new Health Enterprise clients during 2020. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who consistently use more or less than their monthly tier hours, we have the ability to adjust these clinicians to a higher or lower hourly tier after notification. For a select number of customers, we bill any additional hours utilized, above their tier, at a prescribed contractual price. We also perform upfront implementation services such as assessing the adequacy of clinician facility Wi-Fi capabilities, shipping devices and accessories to clinicians, testing, selecting and assigning MDSs, obtaining EHR credentials for the MDSs, and clinician orientation. Revenues associated with implementation efforts are deferred and recognized over the period the customer benefits.

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

Gross Profit. Our gross profit is calculated by subtracting our cost of revenues from revenues. Gross margin is expressed as a percentage of total revenues. Our gross profit may fluctuate from period to period as revenues fluctuate and as a result of the mix of MDS centers from which service is provided, operational efficiencies, product mix, and changes to our technology expenses and customer support.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, insurance, information technology, compliance, legal and human resources personnel, board of director costs, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, insurance premiums, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and stock-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include onboarding costs for new clinicians and costs for advertising and other marketing activities. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts and onboarding capacity.

Research and Development Expenses

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expenses also include direct MDS training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses will increase in absolute dollars as our business grows, but as a percent of revenues, R&D expenses are expected to decrease.

Interest Expense, net

Interest expense, net, consists primarily of the interest incurred on our debt obligations and the non-cash interest expense associated with the amortization of debt discounts. Interest expense is offset by any interest income we earn on our cash balances held in our interest-bearing savings account or money market funds.

Other Income (Expense)

Other income (expenses) consists of Bangladesh government grant income, foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency, gains or losses on disposals, and the 2021 and 2022 losses on the extinguishment of our previous debt facilities.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Revenues	$30,933	$22,165
Cost of revenues	16,979	12,158
Gross profit	13,954	10,007
Operating expenses:
General and administrative	16,893	13,759
Sales and marketing	9,283	7,121
Research and development	10,149	6,678
Total operating expenses	36,325	27,558
Loss from operations	(22,371)	(17,551)
Other income (expenses):
Interest expense	(1,675)	(2,252)
Interest income	245	15
Loss on debt extinguishment	(1,097)	(246)
Forgiveness of PPP loan	-	2,180
Other income (expenses)	560	437
Total other income (expenses), net	(1,967)	134
Income tax expense (benefit)	111	47
Net loss	$(24,449)	$(17,464)

Comparison for the years ended December 31, 2022 and 2021:

Revenues

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Revenues	$30,933	$22,165	$8,768	40%

Revenues increased 40%, or $8.8 million, to $30.9 million during the year ended December 31, 2022, as compared to $22.2 million during the year ended December 31, 2021. The increase was primarily attributable to a 46% increase in the average number of clinicians in service but offset by a 4% lower average ARPU. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians, growth of the clinicians using the Notes product, and the growth of physician practices. Dollar-based net revenue retention for our health enterprises was 128% in the year ended December 31, 2022, and our existing Health Enterprises added $5.2 million to revenue. The growth in the number of clinicians in service among our physician practices, new enterprises and our Notes customers added $3.5 million in revenue, while Data Services added $0.1 million.

Cost of Revenues and Gross Margin

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenues	$16,979	$12,158	$4,821	40%

Cost of revenues increased $4.8 million, or 40% to $17.0 million during the year ended December 31, 2022, as compared to $12.2 million during the year ended December 31, 2021. The increase was primarily attributable to a $4.4 million increase in MDS costs to service the growth in clinicians in service during 2022. In addition, third-party hosting costs increased by $0.5 million due to increased usage from growth of clinicians. During 2022, our exposure to US-serviced clinicians increased, which lowered our gross margins as US-serviced clinicians have our highest cost of revenue due to US labor costs. Operating efficiencies in our MDS operations, cloud hosting, and customer support partially offset this higher US-serviced clinician exposure and our gross margin was 45.1% during the year ended December 31, 2022, which was unchanged from the 45.1% during the year ended December 31, 2021.

General and Administrative Expenses

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$16,893	$13,759	$3,134	23%

General and administrative expenses increased $3.1 million to $16.9 million during the year ended December 31, 2022, as compared to $13.8 million during the year ended December 31, 2021. The increase was primarily attributable to a $1.6 million increase in salaries, a $1.0 million increase in legal fees, insurance premiums, professional fees, compliance costs and other incremental costs associated with being a public company, and a $0.3 million increase in recruiting and travel fees.

Sales and Marketing Expenses

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$9,283	$7,121	$2,162	30%

Sales and marketing expenses increased $2.2 million to $9.3 million during the year ended December 31, 2022, as compared to $7.1 million during the year ended December 31, 2021. The increase was primarily attributable to $1.3 million of additional salary-related expense due to increased headcount in our Customer Account Management and Sales team and increased commissions, and another $0.1 million due to additional headcount on the Analytics & Insight team. The increase was also attributable to an incremental $0.3 million investment in advertising, internal marketing headcount and expanded outsourced marketing services. Lastly, expenses grew $0.5 million due to a larger customer onboarding team to support the growing number of clinicians launching our services.

Research and Development Expenses

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$10,149	$6,678	$3,471	52%

Research and development expenses increased $3.5 million to $10.1 million during the year ended December 31, 2022, as compared to $6.7 million during the year ended December 31, 2021. The increase was primarily attributable to a $1.7 million investment into engineering and product headcount, and an increase of $1.8 million in training costs in order to grow our MDS pool to keep up with the demand of the growing clinician base.

Other Income (Expense)

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Interest expense	$(1,675)	$(2,252)	$(577)	26%
Interest income	245	15	230	1,533%
Loss on debt extinguishment	(1,097)	(246)	(851)	346%
Forgiveness of PPP loan	-	2,180	(2,180)	(100)%
Other income (expense)	560	437	123	28%
	$(1,967)	$134	$(2,101)	(1,568)%

Our interest expense decreased $0.6 million to $1.7 million during the year ended December 31, 2022, compared to $2.3 million during the year ended December 31, 2021, due the improved interest rate terms of the new debt facility in May 2022. There was a $1.1 million loss on debt extinguishment as a result of refinancing our debt facility, which relates to the $1.1 million cash exit fee paid to our previous lender.

The full amount of our PPP Loan and accrued interest was forgiven and we recorded a gain from the forgiveness of the PPP Loan of $2.2 million during the third quarter of 2021.

Interest income increased $0.2 million during the year ended December 31, 2022, due to more cash on the balance sheet after the October 2021 equity raise, the establishment of a new cash sweep account in August 2022, and higher overall interest rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from private sales of common stock, preferred stock issued previous to 2020, and cash from borrowings under various debt facilities, which are further described below. As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $22.0 million, plus up to $10.0 million in incremental capital available through the SVB Loan Agreement. Since Private Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private sale of over $185 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2022, of $125.8 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the December 31, 2022, Form 10-K. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms that are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Cash (used in) provided by
Operating activities	$(16,773)	$(18,592)
Investing activities	(1,408)	(611)
Financing activities	(1,237)	37,827
Effects of exchange rate changes on cash and restricted cash	(181)	(10)
Net increase (decrease) in cash and restricted cash	$(19,599)	$18,614

Operating Activities

Cash used in operating activities was $16.8 million and $18.6 million for the years ended December 31, 2022 and 2021, respectively. Cash used in operating activities during the year ended December 31, 2022, principally resulted from our net loss of $24.4 million, which includes non-cash charges of $6.3 million, and a decrease in net operating assets of $1.3 million. Cash used in operating activities during the year ended December 31, 2021, principally resulted from our net loss of $17.5 million, which includes non-cash charges of $1.3 million, and an increase in net operating assets of $2.4 million.

Investing Activities

Cash used in investing activities was $1.4 million for the year ended December 31, 2022, and $0.6 million for the year ended December 31, 2021. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented.

Financing Activities

Cash used in financing activities during the year ended December 31, 2022, of $1.2 million principally resulted from $16.1 million in repayment of the previous debt agreement of Eastward loan, $0.1 million in payments for financing costs related to the new debt facility, partially offset by the $15 million in debt proceeds.

Cash provided by financing activities during the year ended December 31, 2021, of $37.8 million principally resulted from $40.0 million in proceeds from sale of our common stock, $15.0 million in debt proceeds and $0.2 million of proceeds from exercise of stock options which were offset by $13.0 million in repayment of the existing debt agreements, $0.2 million in payments for financing costs related to the new debt arrangement and $4.1 million in payments for offering costs relating to the equity issuance.

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

On December 20, 2022, the Company canceled its ATM Program and did not sell any shares pursuant to the ATM Program while it was effective.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2022:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Short-term debt obligations (excluding interest)	$—	$—	$—	$—	$—
Long-term debt obligations (excluding interest)	15,750	3,750	12,000	—	—
Operating lease obligations	1,925	874	1,051
Total	$17,675	$4,624	$13,051	$—	$—

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve the average period of benefit associated with costs capitalized to obtain a revenue contract, incremental borrowing rate, and stock-based compensation, including the underlying fair value of the Company’s common stock for grants issued when the Company was a private company. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

Revenues are recognized when services are delivered to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. For our Live service revenue recognized is based on the minimum amount per month, plus any additional hours delivered. For our Notes service, revenue is recognized based on the monthly number of patient facing clinic hours and a set hourly rate, or by a fixed monthly price.

We generate subscription fees for access to our remote medical documentation and clinical support products for telemedicine, medical offices, clinics and hospitals. Our clients are typically billed monthly or quarterly in advance. Subscription revenues are recognized ratably over the term of the contract. Implementation revenue is deferred and recognized over the period which the customer benefits. We recognize revenue from data services contracts based on hours worked.

Stock-Based Compensation

We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award, for awards where vesting is subject to a service condition. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock for options and stock appreciation rights issued before Augmedix went public, the quoted market price of the common stock once Augmedix listed on the OTC then NASDAQ, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

The estimated fair value of each grant of stock options awarded during fiscal 2022 and fiscal 2021 were determined using the following methods and assumptions:

●	Market Price of our Common Stock. We used the closing share price of our common stock on the grant date of the stock awards as our fair value. Our stock started trading on March 31, 2021 on the OTCQX. Before that, we used the last transaction price in our common shares of $3.00, which was the investment price of our $27.4 million Public Investment in Private Equity (PIPE) in October 2021. We started trading on the NASDAQ market on October 26, 2021.

●	Expected term. Due to the lack of a public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (SAB 107), Share-Based Payment, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

●	Risk-free interest rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	Expected volatility. The expected volatility is based on historical volatilities of peer companies within our industry which were commensurate with the expected term assumption, as described in SAB 107.

●	Dividend yield. We assume a dividend yield of 0% because we have never paid, and for the foreseeable future do not expect to pay, a dividend on our common stock.

The inputs and assumptions used to estimate the fair value of stock-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, our stock-based compensation expense could be materially different for future awards.

During 2021, we issued stock awards where vesting is subject to performance and/or market conditions. We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the derived service period once the performance condition is probable of being achieved. The fair value of these stock options is estimated at the time of grant using a Monte Carlo simulation, which requires the use of inputs and assumptions such as the estimated probability of satisfying the market condition, expected closing price, expected term, risk-free interest rate and expected volatility.

On June 16, 2022, the day of our annual shareholder’s meeting, we issued restricted stock units (“RSUs”) to five of our non-executive Board members. The 52,632 RSUs per Board member were issued at $1.90 per share, the closing market price of the common shares that day. This equates to $100,000 of fair value per Board member. The RSUs 100% cliff vest on the one-year anniversary of the grant date.

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

To the Shareholders and Board of Directors of

Augmedix, Inc.

San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustment for the correction of the error described in Note 2 to the consolidated financial statements, the consolidated balance sheet of Augmedix, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) (the 2021 consolidated financial statements before the effects of the adjustment discussed in Note 2 to the consolidated financial statements are not presented herein). In our opinion, the 2021 consolidated financial statements, before the effects of the adjustment for the correction of the error described in Note 2, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of their consolidated operations and comprehensive loss and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustment for the correction of the error described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustment is appropriate and has been properly applied. This adjustment was audited by other auditors

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Frank, Rimerman + Co. LLP

We began serving as the Company’s auditor in 2018. In 2022, we became the predecessor auditor.

San Francisco, California

March 30, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Augmedix, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Augmedix, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 2 that were applied to restate the 2021 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements taken as a whole.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of ASC Topic 842, Leases, (ASC 842).

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

San Francisco, CA

April 16, 2023

Augmedix, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$21,251	$41,255
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $102 and $64 at December 31, 2022 and 2021, respectively	6,354	7,178
Prepaid expenses and other current assets	1,820	2,203
Total current assets	29,550	50,761
Property and equipment, net	1,573	982
Operating lease right of use asset	1,567	—
Restricted cash, non-current	612	207
Deposits and other assets	339	120
Total assets	$33,641	$52,070

Liabilities, and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$3,750	$1,500
Accounts payable	1,563	1,365
Accrued expenses and other current liabilities	5,321	4,259
Deferred revenues	7,254	6,238
Operating lease liability, current portion	872	—
Customer deposits	554	632
Total current liabilities	19,314	13,994
Loan payable, net of current portion	11,384	13,337
Deferred rent, net of current portion	—	273
Other liabilities	509	395
Operating lease liability, net of current portion	968	—
Total liabilities	$32,175	$27,999
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 37,442,663 and 37,387,472 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	127,693	125,479
Accumulated deficit	(125,791)	(101,342)
Accumulated other comprehensive loss	(440)	(70)
Total stockholders’ equity	1,466	24,071
Total liabilities and stockholders’ equity	$33,641	$52,070

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Revenues	$30,933	$22,165
Cost of revenues	16,979	12,158
Gross profit	13,954	10,007
Operating expenses:
General and administrative	16,893	13,759
Sales and marketing	9,283	7,121
Research and development	10,149	6,678
Total operating expenses	36,325	27,558
Loss from operations	(22,371)	(17,551)
Other income (expenses):
Interest expense	(1,675)	(2,252)
Interest income	245	15
Loss on debt extinguishment	(1,097)	(246)
Forgiveness of PPP loan	—	2,180
Other income (expenses)	560	437
Total other income (expenses), net	(1,967)	134
Loss before income taxes	(24,338)	(17,417)
Income tax expense (benefit)	111	47
Net loss	$(24,449)	$(17,464)
Other comprehensive loss:
Foreign currency translation adjustment	(370)	(18)
Total comprehensive loss	$(24,819)	$(17,482)
Net loss per share of common stock, basic and diluted	$(0.65)	$(0.60)
Weighted average shares of common stock outstanding, basic and diluted	37,418,463	28,914,909

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
(in thousands, except per share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	26,859,850	$3	$87,051	$(83,878)	$(52)	$3,124
Issuance of common stock, net of offering costs of $4.1 million	10,000,000	1	35,890	—	—	35,891
Issuance of common stock to service provider	120,000	—	600	—	—	600
Issuance of common stock warrants	—	—	395	—	—	395
Net exercise of warrants	162,507	—	—	—	—	-
Issuance of common stock in connection with exercise of warrants	4,208	—	4	—	—	4
Exercise of common stock options	240,907	—	152	—	—	152
Stock-based compensation expense	—	—	1,387	—	—	1,387
Foreign currency translation adjustment	—	—	—	—	(18)	(18)
Net loss				(17,464)	-	(17,464)
Balance at December 31, 2021	37,387,472	$4	125,479	$(101,342)	$(70)	$24,071
Issuance of common stock warrants	—	—	72	—	—	72
Exercise of common stock options	55,191	—	30	—	—	30
Stock-based compensation expense	—	—	2,112	—	—	2,112
Foreign currency translation adjustment	—	—	—	—	(370)	(370)
Net loss	—	—	—	(24,449)	—	(24,449)
Balance at December 31, 2022	37,442,663	$4	$127,693	$(125,791)	$(440)	$1,466

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(24,449)	$(17,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	856	691
Stock-based compensation	2,112	1,387
Non-cash lease expense	672	—
Non-cash interest expense	494	498
Non-cash advertising expense	200	400
Non-cash portion of loss on debt extinguishment	1,087	161
Forgiveness of PPP loan	—	(2,180)
Loss on disposal of property and equipment	5	16
Provision for bad debt	38	(54)
Deferred rent	—	338
Changes in operating assets and liabilities:	—
Accounts receivable	786	(4,431)
Prepaid expenses and other current assets	153	(899)
Deposits and other assets	(170)	53
Accounts payable	88	1,015
Accrued expenses and other liabilities	1,175	1,499
Deferred revenues	1,016	799
Operating ease Liability	(758)	—
Customer deposits	(78)	(421)
Net cash used in operating activities	(16,773)	(18,592)
Cash flows from investing activities:
Purchase of property and equipment	(1,408)	(611)
Net cash used in investing activities	(1,408)	(611)
Cash flows from financing activities:
Payment to unaccredited investors of Augmedix Operating Corporation	—	(22)
Proceeds from sale of common stock	—	40,000
Proceeds from exercise of common stock warrants	—	4
Payment of offering costs in relation to common stock issuance	—	(4,109)
Proceeds from exercise of stock options	30	152
Proceeds from loan payable	15,000	15,000
Repayment of note payable	—	(12,966)
Repayment of Eastward Loan	(16,125)	—
Payment of financing costs	(142)	(232)
Net cash provided by financing activities	(1,237)	37,827
Effect of exchange rate changes on cash and restricted cash	(181)	(10)
Net increase (decrease) in cash and restricted cash	(19,599)	18,614
Cash and restricted cash at beginning of year	41,587	22,973
Cash and restricted cash at end of year	$21,988	$41,587
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,242	$1,613
Cash paid during the year for taxes	$34	$44
Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants issued in connection with loan	$72	$395
Fair value of common stock issued to service provider	$—	$600
Property, plant, and equipment in accounts payable	$137	$91

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Augmedix, Inc. (the “Company”, “we” or “our”) was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. Augmedix delivers industry-leading, ambient medical documentation and data products to healthcare systems, physician practices, hospitals, and telemedicine practitioners.

Augmedix is on a mission to help clinicians and patients form a human connection at the point of care without the intrusion of technology. Augmedix’s products extract data from natural physician-patient conversations and convert it to medical notes in real time, which are seamlessly transferred to the Electronic Health Record (“EHR”) system. To achieve this, the Company’s Notebuilder Platform uses Automated Speech Recognition and Natural Language Processing, supported by medical documentation specialists.

Leveraging this platform, Augmedix’s products relieve clinicians of administrative burden, in turn, reducing burnout and increasing both clinician and patient satisfaction.

Augmedix is headquartered in San Francisco, CA, with offices in three (3) countries around the world.

Liquidity

The Company has historically funded its operations primarily by debt and equity financings prior to the merger with Malo Holdings and subsequently funded its operations through cash proceeds obtained as part of the listing on the OTC market and the listing on Nasdaq. As of December 31, 2022, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $22.0 million, plus up to $10.0 million in incremental capital available through the SVB Loan Agreement. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $125.8 million as of December 31, 2022. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the December 31, 2022 Form 10-K. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms, which are acceptable to us, or at all.

Risks and Uncertainties

The Company is subject to a number of risks associated with companies at a similar stage, including dependence on key personnel, competition from similar products and larger companies, ongoing changes within the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions, including ongoing economic impacts from the conflict in Ukraine, economic volatility caused by rapidly increasing interest rates, and instability within the banking system.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. While the Company continues to closely monitor the impact of the COVID-pandemic on its business, we cannot predict the full impact of the COVID-19. The Company’s business, results of operations and financial condition depend on future developments that are highly uncertain and cannot be accurately predicted.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2. Basis of presentation and summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the FASB. The accompanying consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix BD Limited and Augmedix Solutions Pvt. Ltd. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. Further, certain prior period disclosures in the footnotes to the consolidated financial statements have been enhanced to conform with current period disclosures. The Company deemed these changes in presentation and disclosures to be immaterial.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve the average period of benefit associated with costs capitalized to obtain a revenue contract, incremental borrowing rate, and stock-based compensation, including the underlying fair value of the Company’s common stock for grants issued when the Company was a private company. Actual results could differ from those estimates.

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

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income (expenses) in the accompanying consolidated statements of operations and comprehensive loss. Transaction gains were $0.3 million and $22,000 for the years ended December 31, 2022 and 2021.

Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Concentrations of Credit Risk and Major Customers

Financial instruments at December 31, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the year ended December 31, 2022 and 2021. Revenues from the major customers accounted for 18%, 16% and 12% of revenue for the year ended December 31, 2022, and 23%, 20% and 11% of revenue for the year ended December 31, 2021.

Two customers account for 10% or more of the accounts receivable, with balances of $1.4 million and $0.7 million at December 31, 2022. One customer individually accounts for 10% or more of accounts receivable with a balance of $2.5 million at December 31, 2021.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts. Cash equivalents are all highly-liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility and to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease that will be returned 60 days following the expiration or early termination of the lease, and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows:

	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$21,251	$41,255
Restricted cash	125	125
Restricted cash, non-current	612	207
Total cash and restricted cash presented in the consolidated statements of cash flows	$21,988	$41,587

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily relates to amounts due from customers, which are typically due within 30 to 45 days from invoice date. The Company provides credit to its customers in the normal course of business and maintains allowances for potential credit losses. The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company submits invoices to customers and they are due in advance of the month of service provided. The Company also performs periodic evaluations of its customers’ financial condition. Historically, such losses have been immaterial and within management’s expectations.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company derives its revenue through a recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the period the customer benefits and customer prepayments are deferred and included in the accompanying consolidated balance sheets in deferred revenue. Revenues are recognized over time as the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The customer receives the benefit of our scribing services as we perform them.

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

As permitted under the practical expedient available under ASU 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promised accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.

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

Costs Capitalized to Obtain Revenue Contracts

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a systematic basis over an estimated period of benefit that the Company determined to be between the range of 12 to 24 months. The period of benefit was determined by taking into consideration the Company’s customer contracts, technology, customer life, and other factors. The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment. The current portion of capitalized sales commissions are included in prepaid expenses and other current assets and the non-current portion is included in deposits and other assets on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations.

Contract Balances and Accounts Receivable

Changes in the contract liability deferred revenue account were as follows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021
Balance, beginning of year	$6,238	$5,439
Deferral of revenue	$31,949	22,964
Recognition of unearned revenue	$(30,933)	(22,165)
Balance, end of year	$7,254	$6,238

Accounts receivable, net from customers was $6.4 million and $7.2 million as of December 31, 2022 and 2021, respectively.

Deferred revenues consist of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and are recognized as revenue as earned. The company has an unconditional right to payment under a non-cancellable contract before it transfers services to its customer.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Customer Deposits

Customer deposits consist of deposits received by the Company, as required on certain contracts and agreements, which are refundable at the termination of the contract.

Cost of Revenues

The Company’s cost of revenues consists primarily of salaries and related expenses, overhead, contract labor and third-party services from medical documentation specialist vendors, depreciation expense related to hardware equipment, and information technology costs incurred directly in the Company’s revenue-generating activities.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. In April 2021, the Company issued 120,000 shares of common stock with a fair value of $0.6 million to a service provider as payment for advertising services to be performed over a one-year period. As of December 31, 2022, the $0.6 million has been fully amortized and no remaining unamortized advertising costs are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2021, the remaining unamortized advertising costs of $0.2 million are included in prepaid expenses and other current assets on the consolidated balance sheets. Advertising costs incurred by the Company are in the sales and marketing expense on the consolidated statements of operations and were $0.8 million and $0.9 million for the years ended December 31, 2022, and 2021, respectively.

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

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the years ended December 31, 2022 and 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021
Common stock warrants	2,801,703	2,753,408
Stock options	8,234,823	6,583,381
Restricted stock units	263,155	-
	11,299,681	9,336,789

Correction of Immaterial Error Related to Prior Periods

In the third quarter of 2022, the Company identified an error related to its accounting for sales commissions whereby the Company should have amortized sales commissions for new revenue contracts over the estimated period of benefit which is between the range of 12 to 24 months.

As a result of the error, costs capitalized to obtain revenue contracts was understated by $0.3 million and noncurrent costs capitalized to obtain revenue contracts was understated by $0.1 million at December 31, 2021. For the three and nine months ended September 30, 2021, sales and marketing expenses were overstated by $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2021, sales and marketing expenses were overstated by $0.1 million for both periods.

For the three months ended June 30, 2022 and the three months ended March 31, 2022, sales and marketing expenses were overstated by $0.1 million and understated by $0.1 million, respectively. For the three months ended June 30, 2021, sales and marketing expenses were overstated by $0.1 million. The remaining periods were overstated by nominal amounts.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASC Topic 842, Leases, (ASC 842). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the JOBS Act, the standard is effective for the Company beginning January 1, 2022. The Company adopted ASC 842, on January 1, 2022, using the modified retrospective approach, electing the package of practical expedients available for existing contracts as well as the practical expedient within ASC Topic 842 to not separate lease and non-lease components within lease transactions for all classes of assets. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases. See Note 10 for further information on the adoption of ASC 842.

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

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will be adopting this standard on January 1, 2023 and does not expect the adoption of this standard will have a material impact on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the standard is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

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

4. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. Cash equivalents of $18.9 million are currently held in money market funds which are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. As of December 31, 2022, the fair value of the Company’s loan payable was $15.2 million. As of December 31, 2022, the carrying value of the Company’s loan payable was $15.1 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 2 inputs under the fair value hierarchy.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
(in thousands)	2022	2021
Computer hardware, software and equipment	$7,229	$6,212
Leasehold improvements	460	514
Furniture and fixtures	73	75
Construction in progress	163	-
	7,925	6,801
Less: accumulated depreciation	(6,352)	(5,819)
Property and equipment, net	$1,573	$982

The Company recorded depreciation expense of $0.9 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation	$3,587	$2,730
Accrued vendor partner liabilities	871	733
Accrued other	466	407
Accrued VAT and other taxes	279	84
Accrued professional fees	118	219
Deferred rent	-	86
Total accrued expenses and other current liabilities	$5,321	$4,259

7. Debt

Subordinated Note Payable

In May 2017, the Company entered into a loan and security agreement, as amended, (“Sub Agreement”) with a lending institution for borrowings of up to $10.0 million. Outstanding borrowings under the Sub Agreement bore interest at the rate of 12% per year. Pursuant to the Sub Agreement, a final payment of $0.7 million was payable at the maturity date in April 2023. The Company recorded the final payment as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Sub Agreement totaling $0.3 million, which were recorded as a discount to the Sub Agreement. The aggregate discount of $1.2 million was being amortized to interest expense over the repayment term of the Sub Agreement. The Company amortized $34,000 for the year ended December 31, 2021.

Borrowings under the Sub Agreement were repaid in full in March 2021 with the proceeds from the Eastward Loan Agreement. As a result, the Company recorded a loss on debt extinguishment totaling $0.2 million, which includes writing off the remaining unamortized debt discount of $0.2 million plus lender fees paid to extinguish the debt.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Paycheck Protection Program

On April 11, 2020, the Company entered into an original loan agreement with East West Bank as the lender for a loan in an aggregate principal amount of $2.2 million pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and implemented by the U.S. Small Business Administration. The PPP Loan was to mature in two years from the issuance date and bore interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the PPP Loan. Principal plus accrued unpaid interest was to be paid in one payment two years after the date of this note and may have been prepaid by the Company at any time prior to maturity without penalty. The Company applied for forgiveness of amounts due under the PPP Loan, with the amount of potential loan forgiveness calculated in accordance with the requirements of the CARES Act based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utility payments during the 8-24 week period after the origination date of the Loan. The Company used proceeds of the PPP Loan for payroll and other qualifying expenses.

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

Eastward Loan and Security Agreement

On March 25, 2021, the Company entered into the Loan and Security Agreement (the “Eastward Loan Agreement”) with Eastward Capital Partners (“Eastward”) to establish a loan facility that provided for borrowings in the aggregate principal amount of up to $17.0 million, which were available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. The second tranche of $2.0 million was available, at the Company’s request, between October 30, 2021, and November 30, 2021, provided the Company achieved at least $6.0 million in revenue and a maximum Earnings before interest, taxes, depreciation and amortization (“EBITDA”) loss of $4.8 million, in each case for the third fiscal quarter of 2021. There were no borrowings under the second tranche. Outstanding borrowings under the Eastward Loan Agreement were secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company was required to pay only interest during the first 18 months after funding of the first tranche and thereafter. The loan facility bore an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor of 3.25%, plus 8.75%. The annual interest rate was 12.0% as of December 31, 2021.

The Company and Eastward also entered into a Co-Investment Agreement which grants to Eastward and its affiliates a right to purchase in the Company’s future equity financings up to a total of $3.0 million at the same per share purchase price and terms as other investors in such equity financings. Eastward chose not to exercise its co-investment rights during the October 2021 capital raise.

Borrowings under the Eastward Loan Agreement were repaid in full in May 2022 with the proceeds from the SVB Loan Agreement. The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million was being amortized to interest expense over the repayment term of the Loan and Security Agreement.

SVB Loan Agreement

On May 4, 2022 (the “Effective Date”), the Company and its subsidiary (individually and collectively, “Borrower”) entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a California corporation, as lender (“SVB”). The SVB Loan Agreement provides for a revolving credit facility in an aggregate principal amount of the lesser of (i) $5.0 million or (ii) 80% of eligible accounts (the “Revolving Credit Facility”) and two tranches of term loan advances, comprised of a term loan advance under Tranche A in an aggregate principal amount of up to $15.0 million and additional term loan advances under Tranche B in an aggregate principal amount of up to $5.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Facilities”). Borrower’s obligations under the SVB Loan Agreement are secured by first-priority liens on substantially all assets of Borrower. The proceeds of the initial draw under the Term Loan Facility, together with a portion of Borrower’s balance sheet cash, have been used to repay all of Borrower’s outstanding obligations under the Eastward Loan Agreement.

The Revolving Credit Facility’s stated maturity date is May 4, 2024. Interest on the borrowings under the Revolving Credit Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.75% and (b) the Prime Rate plus 0.50%. The Term Loan Facility’s stated maturity date is September 1, 2025, provided that, if Borrower achieves certain performance milestones as set forth in the SVB Loan Agreement, the Term Loan Facility maturity date will automatically be extended to December 1, 2025. Interest on the borrowings under the Term Loan Facility is payable in arrears monthly at a floating rate per annum equal to the greater of (a) 3.25% and (b) the Prime Rate plus 0.00%. The Term Loan Facility is interest only until July 1, 2023, provided that if Borrower achieves certain performance milestones, the amortization date automatically extends to January 1, 2024.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The SVB Loan Agreement contains customary restrictions and covenants applicable to Borrower and its subsidiaries. In particular, the SVB Loan Agreement contains a financial covenant that provides that if Borrower fails to maintain minimum cash and cash equivalents in an amount of (a) no less than $25.0 million (prior to any Tranche B advance) and (b) $30.0 million (following any Tranche B advance), Borrower is then required to maintain certain minimum revenue requirements as set forth in the SVB Loan Agreement, which will be measured on a trailing 3-month basis and tested quarterly. If Borrower has failed to maintain the minimum cash and cash equivalents set forth in the preceding sentence, in lieu of being subject to the minimum revenue requirements, Borrower has the ability to cure such failure to maintain minimum cash and cash equivalents by delivering evidence satisfactory to SVB that Borrower has raised at least $10.0 million in net cash proceeds from the sale of Borrower’s equity interests.

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

At December 31, 2022, the future minimum payments required under the Loan Agreement, including the final payment, are as follows (in thousands):

Years ending December 31:
2023	3,750
2024	7,500
2025	3,750
15,000
End of term charge	750
15,750
Less unamortized debt discount	(616)
Loan payable, net of discount	15,134
Less current portion	(3,750)
Loan payable, non-current portion	$11,384

The Company recorded the final payment of $0.8 million as both a discount and an increase to the principal amount of the debt. The discount of $1.6 million is being amortized to interest expense over the repayment term of the SVB Loan Agreement. The Company amortized $0.3 million of the discount to interest expense during the year ended December 31, 2022. At December 31, 2022, the remaining unamortized discount was $0.6 million.

The Company was in compliance with all covenants in the SVB Loan Agreement at December 31, 2022.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Common Stock and Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2022.

In October 2021, the Company completed an underwritten public offering and received gross proceeds of $40.0 million, with $4.1 million of issuance expenses for net proceeds of $35.9 million. The Company issued 10,000,000 shares of its common stock at $4.00 per share.

In connection with the Merger, as discussed in Note 1, the Company issued 2,166,667 shares of common stock to the former shareholders of Malo Holdings Corporation. The Company paid $0.6 million to several unaccredited investors of Private Augmedix in lieu of issuing shares. As of December 31, 2022 and 2021, the Company had accrued $10,000 for remaining payments to be made to unaccredited investors in lieu of issuing shares.

Common Stock Warrants

At December 31, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The number of shares reserved for issuance under the 2020 Plan did increase on January 1, 2021 and 2022 and will increase each year thereafter through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding January 1, or a number as may be determined by the Board of Directors. At the Company’s annual meeting of stockholders held on July 1, 2021, the Company’s stockholders approved of an amendment and restatement of the 2020 Plan which increased the number of shares of common stock available for issuance under the 2020 Plan. As of December 31, 2022, 267,430 shares remained available for grant under the 2020 Plan.

The Company recorded stock-based compensation expense in the following expense categories in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

Stock Options & SARs	Year ended December 31,
(in thousands)	2022	2021
General and administrative	$1,254	$933
Sales and marketing	173	116
Research and development	323	242
Cost of revenues	89	96
	$1,839	$1,387

RSUs	Year ended December 31,
(in thousands)	2022	2021
General and administrative	$273	$-
Sales and marketing	-	-
Research and development	-	-
Cost of revenues	-	-
	$273	$-

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through December 31, 2022.

The fair value of options is estimated using the Black Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2022 and 2021 was determined using the methods and assumptions discussed below.

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

For the years ended December 31, 2022 and 2021, the grant date fair value of option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	December 31,
	2022	2021
Expected term (in years)	5.9	5.7
Expected Volatility	54.8%	54.3%
Risk-free rate	2.2%	0.8%
Dividend rate	—	—

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average grant date fair value of stock option awards granted was $1.19 and $1.65 during the years ended December 31, 2022 and 2021, respectively.

The following table summarizes stock option activity for the year ended December 31, 2022:

Stock Options & SARs	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	6,583,381	$1.78	8.0
Granted	1,893,674	1.19
Exercised	(64,667)	$0.77
Forfeited and expired	(177,565)	$2.89
Outstanding at December 31, 2022	8,234,823	$1.82	7.7
Exercisable at December 31, 2022	5,140,247	$1.44	7.0
Vested and expected to vest at December 31, 2022	8,234,823	$1.82	7.7

The options exercised during the years ended December 31, 2022 and 2021 had an intrinsic value of $0.1 million and $0.9 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2022 were $3.1 million and $2.9 million, respectively. At December 31, 2022, future stock-based compensation for options granted and outstanding of $2.8 million will be recognized over a remaining weighted-average requisite service period of 2.5 years.

RSUs	Number of Shares under Option Plan	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	263,155	1.90
Exercised	(-)	$-
Forfeited and expired	(-)	$-
Outstanding at December 31, 2022	263,155	$1.90

The aggregate intrinsic value of RSU outstanding as of December 31, 2022 were $0.4 million. At December 31, 2022, future stock-based compensation for RSU granted and outstanding of $0.2 million will be recognized over a remaining weighted-average requisite service period of 0.5 years.

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

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions, for the options expiring on March 3, 2031, for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. For the options expiring on March 22, 2031, the assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.87%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $0.1 million in stock-based compensation expense for the year ended December 31, 2022. As of December 31, 2022, there was $0.2 million of unrecognized compensation cost which the Company plans to recognize over a weighted average period of 1.3 years. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10. Commitments and Contingencies

Operating Leases

Effective January 1, 2022, the Company adopted ASC Topic (ASC 842) using the modified retrospective approach by applying the new standard to all leases existing on the adoption date. The results for reporting periods beginning after January 1, 2022, are presented in accordance with ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to January 1, 2022.

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

The following table summarizes activity related to our leases (in thousands):

Year Ended December 31,
Lease Cost (in thousands)	2022
Operating lease cost	762
Short-term lease expense	365
Total operating lease cost	$1,127

Other information related to the operating lease where the Company is the lessee is as follows:

December 31, 2022
Weighted-average remaining lease term	2.2
Weighted-average discount rate	4.0%

Supplemental cash flow information related to the operating lease is as follows (in thousands):

December 31, 2022
Cash paid for operating lease liabilities	$849

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2022, the maturities of the Company’s operating lease liability (excluding short-term leases) is as follows (in thousands):

2023	874
2024	900
2025	151
Total	$1,925
Less: imputed interest	(85)
Operating lease liability	1,840
Less: operating lease liability, current portion	(872)
Operating lease liability, net of current portion	$968

Cloud Computing Services

In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of December 31, 2022, the Company has spent approximately $0.2 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As a result, no liability related to such claims has been recorded at December 31, 2022 or 2021.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the consolidated financial statements. As a result, no liability for these agreements has been recorded at December 31, 2022 or 2021.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	December 31,
Deferred tax assets (in thousands)	2022	2021
Net operating loss carryforwards	$40,397	$34,427
Fixed assets	82	488
Accruals and other	492	654
Research & development credits	1,347	865
Share-based compensation	467	114
Lease liabilities	482	—
Capitalized research and development costs	1,598	—
Valuation allowance	(44,454)	(36,548)
Deferred tax assets, net of valuation allowance	$411	$—
Deferred tax liability
Right-of-use assets	(411)	—
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $7.9 million and $5.7 million during the years ended December 31, 2022 and 2021, respectively. The Company does not have unrecognized tax benefits as of December 31, 2022 or 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2022 and 2021 of approximately:

	December 31,
Combined NOL Carryforwards (in thousands):	2022	2021
Federal	$159,562	$137,956
State	$106,533	$82,507

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The net operating loss carryforwards generated prior to 2018 begin expiring in 2032 for federal and 2030 for state income tax purposes. Federal and many state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards (in thousands):	2022	2021
Federal	$791	$444
State	$703	$533

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

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2022	2021
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(4.9)%	(7.3)%
Deferred only	(5.8)%	0.0%
Permanent differences	1.5%	0.1%
Research & development credits	(2.0)%	(2.3)%
Foreign rate differential	0.0%	(1.0)%
Foreign taxes	0.0%	(0.3)%
Change in tax rate	0.1%	(0.5)%
Change in valuation allowance	32.5%	32.0%
Tax provision	0.4%	0.3%

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s 2018 to 2021 tax years remain open and subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 10), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.3 million to the related party during each of the years ended December 31, 2022 and 2021, which is included as rent expense. At December 31, 2022, the amounts owed to the related party were $4,042 and included in accounts payable in the accompanying consolidated balance sheet. At December 31, 2021, the amounts owed to the related party were $4,600 and included in accounts payable in the accompanying consolidated balance sheet.

13. Employee Benefit Plans

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible U.S. employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of the Board of Directors. During each of the years ended December 31, 2022 and 2021, the Company made contributions of $0.1 million to the plan.

Effective October 2021, the Company established a savings fund for permanent employees of the Bangladesh subsidiary named Augmedix BD Limited Employees’ Gratuity Fund (“Gratuity Fund”), as per local requirements. Employees will be entitled to cash benefit after completion of minimum five years of service with the company. The payment amount will be calculated on the basic pay and is payable at the rate of one month’s basic pay for every completed year of service. The Company has accrued Gratuity Fund expenses totaling of $0.2 million and $0.4 million as of December 31, 2022 and December 31, 2021, respectively, which are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheet.

14. Subsequent Events

On January 31, 2023, we leased 54,824 square feet of new office space in Dhaka under a lease agreement that expires in April 2028. This new office space will eventually replace our other office space in Dhaka and be used to expand our Bangladesh operations.

On February 18, 2023, the Board of Directors approved the issuance of 1,038,846 options and SARs for a subset of employees and executives of the Company at a $1.79 exercise price.

On February 28, 2023, the Board of Directors approved the issuance of 370,000 options for our new Executive Chairman, Rod O’Reilly at a $1.62 exercise price.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System issued a joint press release stating that all depositors would have access to all of their deposits and uninsured deposits beginning on March 13, 2023. By no later than March 16th, 2023, we had access to all our cash on deposit with SVB.

On March 23, 2023, SVB reviewed financial information provided by the company and concluded that Augmedix satisfied the $35 million annual recurring revenue (“ARR”) performance metric within the Loan Agreement. This extended the interest only period on the term loan by six months from July 1, 2023 to January 1, 2024. Augmedix also accessed the second term loan tranche of $5 million, bringing the total term loan outstanding to $20 million. This term loan is repayable over twenty-four months in equal installments staring January 1, 2024 and ending December 1, 2025. With the final payment on December 1, 2025, the Company will also owe a final payment fee of 5.0% of the term loan, or $1 million.

On March 27, 2023, First-Citizens Bank & Trust Company, a subsidiary of Raleigh, North Carolina-headquartered First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement with the FDIC to substantially purchase all loans and certain other assets, and assume all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. The company’s Loan Agreement is now ultimately held by First Citizens and First Citizen’s management have communicated to SVB’s customers, including Augmedix, that there is no change to our agreements in place nor with our relationship managers.

On April 10, 2023, Robert Faulkner was appointed as a Class III director of the Company, effective as of April 14, 2023. Mr. Faulkner’s compensation for serving as a director of the Board will consist of cash fee in the amount of $40,000. In addition, Mr. Faulkner will be granted restricted stock units, with a grant date fair market value of $100,000 on the date of each annual stockholder meeting of the Company, with each such grant vesting on the one year anniversary of the grant date of such grant.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over technical accounting analyses, and the regular review and application of accounting policies, as the company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

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

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of such date due to the material weakness in our internal control over the regular review and application of accounting policies, as necessitated by the growth of the company and its changing operations. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days from December 31, 2022, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days from December 31, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days from December 31, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days from December 31, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days from December 31, 2022, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Certificate of Merger relating to the merger of Acquisition Sub with and into Augmedix, Inc., filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.2	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.1	Warrant Agreement dated June 11, 2015, by and between Augmedix, Inc. and Comerica Bank (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.2	Warrant Agreement dated July 28, 2017, by and between Augmedix, Inc. and Comerica Bank (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.3	Warrant Agreement dated August 28, 2018, by and between Augmedix, Inc. and Dignity Health (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.4	Form of 2019 Series B Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.5	Warrant Agreement dated August 7, 2019, by and between Augmedix, Inc. and Partap Krishan Aggarwal (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.6	Warrant Agreement dated September 3, 2019, by and between Augmedix, Inc. and Trinity Capital Fund III, L.P. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.7	Form of Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.8	Description of Registrant’s Securities
4.9	Warrant Agreement dated effective March 24, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
4.10	Warrant to Purchase Stock by and between Augmedix, Inc. and Silicon Valley Bank dated May 4, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.1*	2013 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.2*	2020 Equity Incentive Plan, as amended and restated effective July 1, 2021, and form of award agreements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2021).
10.3*	Offer letter, dated October 12, 2018, by and between Emmanuel Krakaris and Augmedix, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.4*	Offer letter, dated March 7, 2019, by and between Sandra Breber and Augmedix, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.5*	Offer letter, dated March 22, 2019, by and between Jonathan Hawkins and Augmedix, Inc. (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to Form S-1 filed with the SEC on February 2, 2021).
10.6*	Form of Indemnity Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.7	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.8	Registration Rights Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.9	Subscription Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.10**	Master Services Agreement, dated October 1, 2019, by and between Augmedix, Inc. and IDS Infotech Limited, an Indian limited company, as amended (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.11**	Master Services Agreement, dated February 1, 2018, by and between Augmedix, Inc. and Infosense Technologies, Pvt. Ltd. (dba OG Healthcare), an Indian limited company, as amended (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).

10.12**	Master Services Agreement, dated April 15, 2015, by and between Augmedix, Inc. and Sutter Health, a California nonprofit public benefit corporation, as amended (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.13**	Services Agreement, dated September 1, 2015, by and between Augmedix, Inc. and Dignity Health, a California nonprofit public benefit corporation, as amended (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.14	Loan and Security Agreement, dated June 11, 2015, by and between Comerica Bank, Inc. and Augmedix, Inc., as amended (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.15	Loan and Security Agreement, dated May 31, 2017, by and between Trinity Capital Fund III, L.P. a Delaware limited partnership and Augmedix, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.16	Sublease Agreement, dated December 15, 2020, by and between Augmedix, Inc., and Turo Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2020).
10.18	Twelfth Amendment to Loan and Security Agreement, dated January 29, 2021, by and between Comerica Bank and Augmedix Operating Corporation (incorporated by reference to Exhibit 10.18 to the Amendment No. 1 to Form S-1 filed with the SEC on February 2, 2021).
10.19	Lock-Up Agreement, dated February 22, 2021, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 26, 2021).
10.20	Loan and Security Agreement, dated March 25, 2021, by and between Eastward Fund Management, LLC, Augmedix, Inc. and Augmedix Operating Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.21	Intellectual Property Security Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.22**	Statement of Work No. 3 to the Master Service Agreement by and between Augmedix Operating corp. and IDS Infotech Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.24**	Second Omnibus Amendment by and between Augmedix Operating corp. and Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.25**	Augmedix Notes – Statement of Work No. 2, as a supplement to the Master Services Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).
10.26**	Addendum to Statement of Work No. 3 by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and IDS Infotech Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2021).
10.27	Loan and Security Agreement by and among Augmedix, Inc., Augmedix Operating Corporation and Silicon Valley Bank dated as of May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.28	Third Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc. Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers dated June 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 10, 2022).
10.29**	Statement of Work No. 4 by and between Augmedix Operating Corp. and IDS Infotech Ltd. dated June 1, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).
10.30**	Statement of Work No. 3 by and between Augmedix Operating Corp. and Infosense Technologies, Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).
10.31	Assignment Amendment by and between Dignity Health and Common Spirit Health (f/k/a Catholic Health Initiative) and Augmedix Operating Corp. f/k/a Augmedix, Inc. effective as of October 20, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.32**	Statement of Work by and between Augmedix Operating Corp. and St. Joseph Physician Associates, d/b/a St. Joseph Medical Group, effective as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.33	Agreement to Lease by and among Augmedix Solutions Pvt. Ltd., Shukoor Habib Trust and Rafeeq Trust, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2022).
16.1	Letter of Frank, Rimerman + Co. LLP to the Securities and Exchange Commission dated August 22, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2022).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
23.2	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm
31.1	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL.

*	Indicates a management contract or any compensatory plan, contract or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC.

Date: April 17, 2023	By:	/s/ Emmanuel Krakaris
Emmanuel Krakaris
President, Chief Executive Officer and Secretary (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emmanuel Krakaris	President, Chief Executive Officer,	April 17, 2023
Emmanuel Krakaris	Secretary and Director (Principal Executive Officer)

/s/ Paul Ginocchio	Chief Financial Officer	April 17, 2023
Paul Ginocchio	(Principal Accounting and Financial Officer)

/s/ William J. Febbo	Director	April 17, 2023
William J. Febbo
/s/ Jason Krikorian	Director	April 17, 2023
Jason Krikorian

/s/ Laurie McGraw	Director	April 17, 2023
Laurie McGraw

/s/ Joseph Marks	Director	April 17, 2023
Joseph Marks

/s/ Ian Shakil	Director	April 17, 2023
Ian Shakil

/s/ Margie L. Traylor	Director	April 17, 2023
Margie L. Traylor

Director
Roderick H.O’Reilly