Form 10-K/A
period 2022-12-31
Augmedix, Inc.
filed 2023-05-01
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-40890

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

There were 40,675,462 shares of the registrant’s common stock outstanding as of April 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Grant Thornton LLP	San Francisco, CA	PCAOB ID# 248

EXPLANATORY NOTE

Augmedix, Inc. (the “Company,” “Augmedix,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Augmedix within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information About Our Directors and Executive Officers.

Board of Directors

The table below sets forth our directors as of April 21, 2023. We have also included below a summary of the business experience of each of our directors, including a discussion of the qualifications, attributes and skills that led our Board of Directors (the “Board”) to the conclusion that each of our directors should serve as a director of Augmedix.

Name	Age(1)	Title	Director Since

Emmanuel Krakaris	64	President, Chief Executive Officer, Secretary and Director	2018

Roderick H. O’Reilly	61	Chair	2023

Laurie A. S. McGraw	59	Director	2022

Jason Krikorian	51	Director	2017

Margie L. Traylor	59	Director	2021

Joseph W. Marks, Ph.D.	62	Director	2020

William J. Febbo	54	Director	2022

Ian Shakil	39	Chief Strategy Officer and Director	2013

Robert Faulkner	60	Director	2023

(1)	Age as of April 21, 2023.

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors and the period during which he or she has served as a director.

Emmanuel Krakaris (64) has served as our President, Chief Executive Officer, Secretary and as a member of our board of directors since October 2018. Before Mr. Krakaris was appointed as our President, Chief Executive Officer and Secretary, Mr. Krakaris served as an advisor to the board of directors from April 2018 to May 2018 and as our Chief Operating Officer from June 2018 to September 2018. Prior to joining us, Mr. Krakaris served as the Chief Executive Officer of Streetline, Inc. from August 2014 to February 2018 and as Chief Financial Officer and Chief Operating Officer from 2011 to August 2014. Mr. Krakaris also served as Chief Financial Officer of Command Audio Corporation from 1996 to 2011. Mr. Krakaris received a Bachelor of Commerce in Marketing and International Business from McGill University, and a M.B.A. from the University of California, Berkeley, Haas School of Business. We believe that Mr. Krakaris is qualified to serve on our board of directors due to his extensive business experience as an executive officer and experience across a broad range of industries.

Roderick H. O’Reilly (61) has served as the Chair of our board of directors since March 2023. Mr. O’Reilly has spent more than 25 years in executive leadership, most recently as EVP and President of Change Healthcare’s Software and Analytics Division, and previously held numerous senior executive roles at McKesson Technology Solutions. Mr. O’Reilly has led organizations that span providers, hospitals and payers, and that provide solutions focused on driving better clinical and financial outcomes. Mr. O’Reilly holds an M.B.A. from the University of British Columbia and a B.B.A. in Economics and Finance from Simon Fraser University. We believe that Mr. O’Reilly is qualified to serve on our board of directors due to his extensive business experience as an executive officer and his extensive experience within the healthcare industry.

Laurie A.S. McGraw (59) has served as a member of our board of directors since March 2022. Ms. McGraw served as Senior Vice President, Health Solutions, a division of the American Medical Associations (“AMA”), where she was responsible for AMA’s data solutions used for innovation and standard-setting across the entire healthcare industry, which is a position she held from February 2016 to March 2022. Ms. McGraw serves on the board of MedAvail Holdings, Inc. From 2013 to 2015, Ms. McGraw served as Chief Executive Officer of Shareable Ink, a clinical documentation and data solutions company. From 2000 to 2013, Ms. McGraw served in various leadership roles at Allscripts including President, Enterprise Solutions and Chief Client Officer. She joined Allscripts when it was a $30 million company and oversaw its growth into a $1.5 billion company. Ms. McGraw also spent ten years as a development leader and head of client success at ChannelHealth/IDX before its sale to Allscripts. Ms. McGraw received a Sc. B. with honors from Brown University. We believe that Ms. McGraw is qualified to serve on our board of directors due to her significant business experience in high growth companies as an executive officer, her extensive healthcare industry knowledge, and due to her public company experience.

Jason Krikorian (51) has served as a member of our board of directors since May 2017. He is also currently General Partner at DCM, where he has served since July 2010, as well as a member of the board of directors of Matterport, Inc. since June 2014, Shift Technologies, Inc. since September 2018 and Playstudios, Inc. since June 2021. Prior to joining DCM, Mr. Krikorian co-founded Sling Media, Inc., a digital media and device company. Mr. Krikorian holds a B.A. in Psychology from the University of California, Berkeley, a J.D. from the University of Virginia School of Law, and a M.B.A. from the University of Virginia Darden School of Business. We believe that Mr. Krikorian is qualified to serve on our board of directors due to his expertise as an entrepreneur and venture capital investor in technology companies.

Margie L. Traylor (59) has served as a member of our board of directors since May 2021. Ms. Traylor co-founded August United, an influencer marketing agency and Tailwind, a performance media consultancy that were sold to Cheil Worldwide in 2022. Ms. Traylor previously served for 14 years as a board member of HonorHealth, a non-profit healthcare system, and serves on its Strategic Planning, Executive and Compensation, Quality, Audit and Medical Staff Planning and Partnership Committees. Ms. Traylor holds a Master of Healthcare Innovation from the Arizona State University College of Nursing and Health Innovation and a B.S. in Accounting from the Arizona State University, W. P. Carey School of Business. Her prior corporate leadership roles include E-Commerce Vice President, Controller, PwC Auditor, and CPA for public and private companies with $500M to $5B in revenues. We believe Ms. Traylor is qualified to serve on our board of directors due to her extensive knowledge of health systems and experience as a CPA, entrepreneur, and chief executive officer.

Joseph W. Marks, Ph.D. (62) has served as a member of our board of directors since January 2020. He is currently the co-founder and chairman of Caboodle Technologies, Inc., an e-commerce start-up based in Pittsburgh founded in April 2018. Dr. Marks has been a technological innovator in seven different industries over the past 30 years. Dr. Marks holds degrees in Applied Mathematics (AB) & Computer Science (SM, PhD) from Harvard University. His areas of expertise include AI, human-computer interaction, and computer graphics. He has co-authored more than 50 peer-reviewed articles in applied computing. He has managed over $100M of research spend at Mitsubishi Electric, The Walt Disney Company, and Carnegie Mellon University. He has also worked on DARPA-sponsored research projects for the US government. As CTO of Wētā Digital, he was the technical lead on an investment raise that attracted offers of more than $1B from top-ranked VCs, and culminated in an acquisition by Unity Software (NYSE: U) for $1.6B. We believe that Dr. Marks is qualified to serve on our board of directors due to his experience as an entrepreneur and technology researcher.

William J. Febbo (54) has served as a member of our board of directors since March 2022. He is also currently Chief Executive Officer and Director of OptimizeRx (Nasdaq: OPRX), and continues to drive innovation in healthcare, leading the transformation of OptimizeRx into a leading digital health company that facilitates communication at the point-of-care for better health outcomes. Mr. Febbo previously served as Chief Operating Officer of Investment Banking at Merriman Capital and Chief Executive Officer of Digital Capital Network (“DCN”), a wholly owned subsidiary of Merriman Holdings. Prior to Merriman, Mr. Febbo was the Chief Executive Officer and Co-Founder of MedPanel, a market intelligence and communications provider to the life sciences and financial industries, which later was acquired by Merriman Capital. Mr. Febbo serves as a faculty member for Massachusetts Institute of Technology linQ program, a collaborative initiative increasing the potential of innovative biomedical research to benefit society and the economy and also serves on the board of the United Nations of Greater Boston and Modular Medical, Inc.

On January 29, 2018, FINRA accepted a Letter of Acceptance, Waiver and Consent (the “Consent”) submitted by William Febbo. Without admitting or denying the findings, Mr. Febbo consented to the sanctions and to the entry of findings that he permitted Merriman Capital, Inc. to conduct a securities business while below its net capital requirement. From August 2012 to October 2015, Mr. Febbo was the Financial and Operations Principal (FinOp) for a registered broker-dealer, Merriman Capital, Inc. (“Merriman”). During certain months while Mr. Febbo was FinOp, FINRA found that certain of Merriman’s net capital filings with FINRA were inaccurate because of the method by which Merriman calculated net capital and that, when corrected, it was retroactively determined that Merriman had operated below its minimum net capital requirements. Mr. Febbo, as FinOp, signed certain of these reports and was thus held responsible. Based on the Consent, in settlement, Mr. Febbo, who was then no longer registered with any broker-dealer, accepted a fine of $5,000, a 10-business day suspension from acting as FinOp for any FINRA member and required to requalify by examination for the Series 27 license before again acting in a FinOp capacity.

We believe that Mr. Febbo is qualified to serve on our board of directors due to his extensive experience as a chief executive officer, his considerable healthcare industry knowledge, and his experience as a public company executive.

Ian Shakil (39) is our founder and has been a member of our board of directors since April 2013. He previously served as Chairman of our board of directors from August 2018 to September 2020 and has served as our Chief Strategy Officer since October 2018. Prior to that, Mr. Shakil served as our Chief Executive Officer from April 2013 to October 2018. Mr. Shakil has also served as Advisor to Edwards Lifesciences Corporation since May 2019. Mr. Shakil has a B.S.E. in Biomedical Engineering from Duke University, and an M.B.A. from Stanford University Graduate School of Business. We believe that Mr. Shakil is qualified to serve on our board of directors because he is our founder and former Chief Executive Officer and his business and technical experience in the healthcare industry.

Robert Faulkner (60) has served as a member of our board of directors since April 2023. Mr. Faulkner has been a Managing Director at Redmile Group, LLC, a health care-focused investment firm, since February 2008. Mr. Faulkner has served on the board of directors of MedAvail Holdings, Inc. (“MedAvail”) since November 2020 and as chairman of MedAvail’s board of directors since January 2022, as well as the Chairman of the board of directors of Science 37 Holdings, Inc. since October 2021. Prior to Redmile, Mr. Faulkner was a sell-side equity analyst for 16 years, from 1992 to 2008, including at Hambrecht & Quist (now JPMorgan), Thomas Weisel Partners (now Stifel Financial Corp.) and SG Warburg & Co. (now UBS). Mr. Faulkner holds an A.B. from Harvard College and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe that Mr. Faulkner is qualified to serve on our Board based on his extensive strategic, investment and operational experience in the healthcare industry.

Executive Officers

The following table provides information regarding our executive officers as of April 21, 2023:

Name	Age	Positions
Executive Officers

Emmanuel Krakaris	64	President, Chief Executive Officer, Secretary and Director

Sandra Breber	65	Chief Operating Officer

Saurav Chatterjee	52	Chief Technology Officer

Jonathan Hawkins	53	Chief Revenue Officer

Paul Ginocchio	54	Chief Financial Officer

Ian Shakil	39	Chief Strategy Officer and Director

Set forth below are descriptions of the background of our executive officers. The biographies of our President, Chief Executive Officer, Secretary and Director, Emmanuel Krakaris, and our Chief Strategy Officer and Director, Ian Shakil, can be found under the heading “Item 10. Directors, Executive Officers, and Corporate Governance — Information About Our Directors and Executive Officers — Board of Directors”.

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

Saurav Chatterjee has served as our Chief Technology Officer since November 2020. Prior to joining us, Mr. Chatterjee served as the Vice President of Engineering at Lumiata, Inc., from November 2019 to November 2020. Mr. Chatterjee also served as the Senior Director and Head Conversational AI at Asurion, Inc., from May 2014 to October 2019. From November 2010 to April 2014 Mr. Chatterjee was Chief Architect at Visa, where he developed Visa Checkout. Mr. Chatterjee holds a B.A. in Electrical Engineering and Computer Science from the University of California, Berkeley, and a PhD in Computer Engineering from Carnegie Mellon University.

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

Paul Ginocchio has served as our Chief Financial Officer since July 2020. Prior to joining us, from December 2019 to June 2020, Mr. Ginocchio served as an independent strategic advisor to multiple technology companies. Mr. Ginocchio previously served as Chief Financial Officer of Brightfield Strategies LLC., a workforce data and analytics company, from January 2017 to September 2019. Prior to that, Mr. Ginocchio served as an industry consultant and interim Chief Financial Officer from September 2016 to December 2016 for various companies. From November 1998 to May 2016, Mr. Ginocchio was Lead Analyst, then Managing Director of Information & Business Services Equity Research at Deutsche Bank AG. Mr. Ginocchio holds B.A. in Economics & Business Management from North Carolina State University, and a M.B.A. in Finance from Indiana University Kelley School of Business.

Family Relationships

There are no family relationships between any of our independent directors and executive officers.

Involvement in Certain Legal Proceedings

Except as may be disclosed in the bios above, our directors or executive officers have not been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Audit Committee

The Audit Committee is composed of Ms. Traylor, Mr. Krikorian and Ms. McGraw. Ms. Traylor is the chair of the Audit Committee. Each member of the Audit Committee is financially literate. The Board has determined that Ms. Traylor is an “audit committee financial expert” as the term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933 (“Securities Act”). The Audit Committee’s principal functions are to assist the Board in its oversight of:

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

Ms. Traylor, Mr. Krikorian and Ms. McGraw meet the definition of independence under applicable Nasdaq rules. Our board of directors has determined that Mr. Krikorian is independent even though they fall outside the “safe harbor” definition set forth in Rule 10A-3(e)(1)(ii) of the Exchange Act, as Mr. Krikorian is a general partner of DCM VI, L.P., which is an affiliate of entities that collectively own in excess of 10% of our outstanding common stock.

A current copy of the Audit Committee charter is available on the Company’s website at http://ir.augmedix.com/corporate-governance.

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

Policies for Hedging and Other Transactions Involving Company Stock

Our insider trading policy provides that no person employed by us, including independent contractors, or directors may engage in hedging or monetization transactions involving our securities, such as zero-cost collars and forward sale contracts or contribute our securities to exchange funds that could be interpreted as having the effect of hedging in our securities.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

We became a public company in October 2020, and we are currently an emerging growth company. As an emerging growth company, we are not required to include a Compensation Discussion and Analysis in our executive compensation disclosure and have elected to comply with the disclosure requirements applicable to emerging growth companies and smaller reporting companies. The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the year ended December 31, 2022. Our named executive officers, who are our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2022, were:

●	Emmanuel Krakaris, President, Chief Executive Officer and Secretary;

●	Sandra Breber, Chief Operating Officer; and

●	Saurav Chatterjee, Chief Technology Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for fiscal 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Emmanuel Krakaris	2022	450,000	423,150	280,000	4,334	1,157,484
President, Chief Executive Officer and Secretary	2021	400,000	1,072,139	280,000	3,536	1,755,675

Sandra Breber,	2022	350,000	293,396	93,000	3,050	736,396
Chief Operating Officer	2021	310,000	215,106	116,250	2,900	644,256

Saurav Chatterjee,	2022	345,000	195,302	90,000	3,050	633,352
Chief Technology Officer	2021	300,000	552,882	112,500	2,900	968,282

(1)	Amounts represent the aggregate grant date fair value of the stock options awarded to the named executive officer during fiscal 2022 and 2021 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 9 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 17, 2023. Such grant-date fair market value does not take into account any forfeitures related to service-based vesting conditions that may occur. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.

(2)	The amounts represent annual cash bonuses earned by Messrs. Krakaris and Chatterjee and Ms. Breber based on the achievement of Company and individual performance objectives.

Narrative Disclosure to Summary Compensation Table

Offer Letters

We have entered into offer letters with each of our named executive officers. In addition, each of our named executive officers has executed our form of standard employee invention assignment and confidentiality agreement.

Emmanuel Krakaris

In October 2018, we entered into an offer letter with Mr. Krakaris, our Chief Executive Officer and a member of our board. This offer letter provides for an annual base salary of $350,000 initially, with an increase to $400,000 upon the completion of an equity financing with (i) gross proceeds to the Company of at least $15,000,000 (including the amount of any indebtedness converted into equity in connection with such financing) and (ii) in which any investor investing at least $3,000,000 in such financing is not a prior investor in the equity and/or debt of the Company. The Merger (as defined in the Original 10-K) constitutes such an equity financing within the meaning of Mr. Krakaris’s offer letter, and Mr. Krakaris’s annual base salary therefore was increased to $400,000 on January 1, 2021. Mr. Krakaris’s annual base salary was subsequently increased to $450,000 as of January 1, 2022. Mr. Krakaris is also eligible to receive an annual bonus with a target of 50% to a maximum of 75% of his base salary, based upon achievement of performance goals established upon the mutual agreement of Mr. Krakaris and the Board. Mr. Krakaris is an at-will employee and does not have a fixed employment term. He is eligible to participate in employee benefit plans, including health insurance that we offer to our employees.

Sandra Breber

In March 2019, we entered into an offer letter with Ms. Breber, our Chief Operating Officer. This offer letter provides for an annual base salary of $275,000. Ms. Breber’s annual base salary was increased to $350,000 as of January 1, 2022. Ms. Breber is also eligible for a performance bonus based upon the achievement of Company and individual goals. Ms. Breber is an at-will employee and does not have a fixed employment term. She is eligible to participate in our employee benefit plans, including health insurance that we offer to our employees.

Saurav Chatterjee

In October 2020, we entered into an offer letter with Mr. Chatterjee, our Chief Technology Officer. This offer letter provides for an annual base salary of $300,000. Mr. Chatterjee’s annual base salary was increased to $345,000 as of January 1, 2022. Mr. Chatterjee is also eligible for a performance bonus based upon the achievement of Company and individual goals. Mr. Chatterjee is an at-will employee and does not have a fixed employment term. He is eligible to participate in our employee benefit plans, including health insurance that we offer to our employees.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table presents, for each of our named executive officers, information regarding outstanding stock options as of December 31, 2022.

		Option Awards
		Number of Securities Underlying Unexercised Options		Exercise
Name	Grant Date	Exercisable (#)	Unexercisable (#)	Price ($)	Expiration Date
Emmanuel Krakaris	12/6/2018(1)	831,637	0	0.86	12/05/2028
	6/4/2020(2)	505,036	0	0.64	6/3/2030
	3/4/2021(3)	463,001	337,819	3.00	3/3/2031
	3/22/2021(4)	0	46,273	3.00	3/21/2031
	3/22/2021(5)	0	363,961	3.00	3/21/2031
	3/10/2022(6)	60,938	264,062	2.48	3/9/2032

Sandra Breber	4/18/19(7)	108,503	7,234	0.86	4/18/2029
	6/4/2020(8)	167,688	11,179	0.64	6/3/2030
	1/19/2021(9)	68,853	73,296	3.00	1/18/2031
	3/10/2022(10)	42,188	182,812	2.48	3/9/2032

Saurav Chatterjee	1/19/2021(11)	7,059	7,673	3.00	1/18/2031
	3/4/2021(12)	153,456	141,179	3.00	3/3/2031
	7/20/2021(13)	19,408	17,855	4.50	7/19/2031
	3/10/2022(14)	28,125	121,875	2.48	3/9/2032

(1)	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the April 1, 2018 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date. This award is subject to double trigger vesting acceleration under certain circumstances described below in the section titled “Potential Payments upon Termination or Change in Control.”

(2)	This stock option will become vested and exercisable with respect to 1/48th of the shares on the one (1) month anniversary of the April 1, 2018 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following. This award is subject to double trigger vesting acceleration under certain circumstances described below in the section title “Potential Payments upon Termination or Change in Control.”
(3)	483,132 options will vest in equal monthly increments over two years, with the first 1/24 vesting on February 1, 2021. The remaining 317,688 options will fully vest when the closing price of our Common Stock reaches or exceeds $9.00 per share for a minimum of 20 consecutive trading days. Vesting of the options is subject to Mr. Krakaris’ provision of service to us on each vesting date.
(4)	The options will vest as to 100% of the underlying shares on the first day after our Common Stock reaches a per share price of $9.00 for 20 out of 30 trading days after becoming publicly listed on the NYSE or Nasdaq, subject to the Mr. Krakaris’s continued service to us on such vesting date. If the Company has not become publicly listed on the NYSE or Nasdaq on or prior to the date that is five years after the option grant date, then the options shall terminate and no shares shall ever become vested.
(5)	The options will vest as to 100% of the underlying shares on the first day after our Common Stock reaches a per share price of $13.50 for 20 out of 30 trading days after becoming publicly listed on the NYSE or Nasdaq, subject to the Mr. Krakaris’s continued service to us on such vesting date. If the Company has not become publicly listed on the NYSE or Nasdaq on or prior to the date that is five years after the option grant date, then the options shall terminate and no shares shall ever become vested.
(6)	This stock option will become vested and exercisable with respect to 1/48th of the shares on April 10, 2022, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Mr. Krakaris’s continuous service to us on each vesting date.
(7)	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the March 25, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date.
(8)	This stock option will become vested and exercisable with respect to 1/48th of the shares on the one (1) month anniversary of the March 25, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service thereafter subject to the Mr. Breber’s continuous service to us on each vesting date.
(9)	This stock option will become vested and exercisable with respect to 1/48th of the shares on February 1, 2021, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Ms. Breber’s continuous service to us on each vesting date.
(10)	This stock option will become vested and exercisable with respect to 1/48th of the shares on April 10, 2022, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Ms. Breber’s continuous service to us on each vesting date.
(11)	This stock option will become vested and exercisable with respect to 1/48th of the shares on February 1, 2021, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Mr. Chatterjee’s continuous service to us on each vesting date.
(12)	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the November 16, 2020 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares each month thereafter until the options are fully vested, subject to the Mr. Chatterjee’s continuous service to us on each vesting date.
(13)	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the November 16, 2020 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date.
(14)	This stock option will become vested and exercisable with respect to 1/48th of the shares on April 10, 2022, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Mr. Chatterjee’s continuous service to us on each vesting date.

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

Saurav Chatterjee

If Mr. Chatterjee is terminated for any reason, he is not entitled to any severance or equity acceleration.

This summary is qualified in its entirety by reference to the actual text of the offer letters of each of Mr. Krakaris, Ms. Breber and Mr. Chatterjee, attached hereto as Exhibits 10.3, 10.4 and 10.5, respectively, to this Amendment.

Director Compensation

The following table and accompanying narrative disclosure presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our non-employee directors for fiscal year 2022.

Director Compensation Table

Name of Director(1)(2)	Fees Earned or Paid in Cash $	Stock Awards $(3)	Option Awards $(4)	Total $
Gerard van Hamel Platerink(3)	—	—	—	—

Jennifer Carter(3)	—	—	—	—

Jason Krikorian(4)	54,167	100,001	0	154,168

Joseph W. Marks, Ph.D.	40,000	100,001	0	140,001

Margie L. Traylor(5)	76,586	100,001	10,969	187,556

Laurie McGraw(6)	55,706	100,001	22,678	178,385

William J. Febbo(7)	54,167	100,001	70,557	224,725

(1)	All compensation paid to Mr. Krakaris, an employee director, are set forth above in the section titled “Executive Compensation — Summary Compensation Table.”
(2)	Mr. Shakil is a director who is also an executive officer, other than a named executive officer, and did not receive any additional compensation for services provided as a director.

(3)	Amounts represent the aggregate grant date fair value of the restricted stock units awarded to the directors during fiscal 2022 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock units reported in the Stock Awards column are set forth in Note 9 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 17, 2023. Such grant-date fair market value does not take into account any forfeitures related to service-based vesting conditions that may occur. Note that the amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by our directors from the restricted stock units. On June 16, 2022, each of our non-employee directors was granted 52,632 restricted stock units at $1.90 per share, the closing market price of the common shares of the Company that day.
(4)	Amounts represent the aggregate grant date fair value of the stock options awarded to the directors during fiscal 2022 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 9 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 17, 2023. Such grant-date fair market value does not take into account any forfeitures related to service-based vesting conditions that may occur. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our directors from the stock options.
(5)	Mr. van Hamel Platerink and Mr. Carter were director designees of affiliates of the Company and did not receive any compensation for services provided as a director.
(6)	Mr. Krikorian is a member of the Audit Committee and the chair of the Compensation Committee.
(7)	Ms. Traylor was appointed to our board and to the chair of the Audit Committee in May 2021 and to the Nominating and Corporate Governance Committee in October 2022.
(8)	Ms. McGraw was appointed to our board in March 2022, to the Audit Committee in June 2022, and to the Nominating and Corporate Governance Committee in October 2022.
(9)	Mr. Febbo was appointed to our board and to the Compensation Committee in March 2022 and to the chair of the Nominating and Corporate Governance Committee in October 2022.

Narrative Disclosure to Director Compensation Table

For the year ended December 31, 2022, our Board determined that independent non-employee directors of the Board shall be entitled to cash compensation in the amount of $40,000 per year and equity compensation consisting of a grant of restricted stock units awards with an aggregate value equal to $100,000 based on the closing price of the Company’s common stock on June 16, 2022 (the “Grant Date”), with such awards vesting on the one-year anniversary of the Grant Date, so long as such independent non-employee director remains a director on such date or on the earlier occurrence of an event constituting Corporate Transaction (as defined by the Company’s 2020 Equity Incentive Plan). The chair of the Audit Committee and the Compensation Committee are entitled to receive additional cash retainer of $20,000 per year. Members of the Audit Committee and the Compensation Committee are entitled to receive additional cash retainer of $20,000 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 21, 2023:

●	each of our executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

The percentage of shares beneficially owned is computed on the basis of 40,675,462 shares of common stock outstanding as of April 21, 2023. Shares of common stock that a person has the right to acquire within 60 days of April 21, 2023 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Augmedix, Inc., 111 Sutter Street Suite 1300, San Francisco, CA 94104.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Entities affiliated with Redmile Group, LLC(1)	20,246,320	44.70%

Entities affiliated with DCM VI, L.P.(2)	4,458,415	10.89%

HINSIGHT-AUGX Holdings, LLC (3)	3,125,078	7.45%

Directors and Executive Officers

Emmanuel Krakaris(4)	1,982,751	4.625%

Jason Krikorian(2)(5)	52,632	*

Joseph W. Marks, Ph.D. (6)	121,701	*

Margie L. Traylor(7)	98,887	*

Ian Shakil(8)	941,591	2.27%

Sandra Breber(9)	469,131	1.14%

Jonathan Hawkins(10)	258,644	*

Paul Ginocchio(11)	400,127	*

Saurav Chatterjee(12)	275,960	*

Laurie A. S. McGraw(13)	71,449	*

William J. Febbo(14)	190,985	*

Roderick H. O’Reilly	—	—

Robert Faulkner(1)	—	—

All expected directors and executive officers as a group (13 persons)(15)	4,863,858	10.89%

*	Represents beneficial ownership of less than 1%.
(1)	Consists of: (i) 521,140 shares of common stock held by Redmile Capital Fund, LP, (ii) 687,397 shares of common stock held by Redmile Capital Offshore II Master Fund, Ltd., (iii) 161,889 shares of common stock held by Redmile Capital Offshore Master Fund, Ltd., (iv) 32,914 shares of common stock held by Redmile Strategic Trading Sub, Ltd., (v) 6,218,238 shares of common stock and a warrant to purchase 917,414 shares of common stock held by Redmile Private Investments II, L.P., (vi) 1,758,749 shares of common stock and a warrant to purchase 573,384 shares of common stock held by RAF, L.P., (vii) 5,000,000 shares of common stock held by RedCo I, L.P., and (viii) 1,250,000 shares of common stock and a warrant to purchase 3,125,195 shares of common stock held by RedCo II Master Fund, L.P. Redmile is the investment manager/adviser to each of the private investment vehicles and separately managed accounts listed above (collectively, the “Redmile Funds”) and, in such capacity, exercises sole voting and investment power over all of the securities of the Company held by the Redmile Funds and may be deemed to be the beneficial owner of such securities. Jeremy C. Green serves as the managing member of Redmile and also may be deemed to be the beneficial owner of such securities. Redmile, Mr. Green and each Redmile Fund each disclaim beneficial ownership of such securities, except to the extent of its or their pecuniary interest therein, if any. Robert Faulkner is a Managing director of Redmile and serves as a member of our Board. The address of the above entities and persons is One Letterman Dr., Bldg D, Suite D3-300, San Francisco, CA 94129.

(2)	Consists of (i) 4,168,918 shares of common stock held by DCM VI, L.P., (ii) 269,490 shares underlying warrants to purchase common stock held by DCM VI, L.P. and (ii) 20,007 shares of common stock held by A-Fund, L.P. Jason Krikorian, a member of our board of directors, is a general partner at DCM, which is an affiliate of DCM VI, L.P. Mr. Krikorian disclaims beneficial ownership of all shares above except to the extent of his pecuniary interest therein. The address of the above entities and Mr. Krikorian is 2420 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(3)	Consists of 1,875,000 shares of common stock and a warrant to purchase 1,250,078 shares of common stock. The address of HINSIGHT-AUGX HOLDINGS, LLC is One Park Plaza, Bldg. 1, Nashville, TN 37203.
(4)	Consists of 53,051 shares of common stock and 1,929,700 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023.
(5)	Consists of 52,632 restricted stock unit awards that are scheduled to vest within 60 days of April 21, 2023.
(6)	Consists of 69,069 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023 and 52,632 restricted stock unit awards that are scheduled to vest within 60 days of April 21, 2023.
(7)	Consists of 10,619 shares of common stock, 35,636 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023 and 52,632 restricted stock unit awards that are scheduled to vest within 60 days of April 21, 2023.
(8)	Consists of 219,660 shares of common stock and 721,931 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023.
(9)	Consists of 12,500 shares of common stock and 456,631 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023.
(10)	Consists of 258,644 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023.
(11)	Consists of 118,000 shares of common stock and 282,127 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023.
(12)	Consists of 275,960 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023.
(13)	Consists of 18,817 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023 and 52,632 restricted stock unit awards that are scheduled to vest within 60 days of April 21, 2023.
(14)	Consists of 88,353 shares of common stock, 50,000 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023 and 52,632 restricted stock unit awards that are scheduled to vest within 60 days of April 21, 2023.
(15)	Consists of (i) 502,183 shares of our common stock, (ii) 4,098,515 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2023 and (iii) 263,160 restricted stock unit awards that are scheduled to vest within 60 days of April 21, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, stock appreciation rights, stock awards and restricted stock units (a)(1)	Weighted- average exercise price of outstanding options, stock appreciation rights, stock awards and restricted stock units(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,497,983	$1.44	267,425
Equity compensation plans not approved by security holders	—	—	—

Total	8,497,983	$1.44	267,425

(1)	Consists of 7,758,775 shares subject to outstanding options, 476,048 shares subject to outstanding stock appreciation rights and 263,160 shares subject to outstanding restricted stock unit awards.

(2)	The weighted-average exercise price does not reflect the shares of our common stock that will be issued in connection with the settlement of restricted stock unit awards, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Regarding Transactions with Related Persons

Our written related party transactions policy and the charters of our audit committee and nominating and governance committee require that any transaction with a related person that must be reported under applicable rules of the SEC must be reviewed and approved or ratified by our audit committee. However, if the related party is, or is associated with, a member of the audit committee, the transaction must be reviewed and approved by our nominating and governance committee. The audit committee (or, if applicable, the nominating and governance committee), in approving or rejecting the proposed transaction with a related person, may consider the relevant and available facts and circumstances, including such facts as the terms of the transaction, and the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated. The audit committee (or, if applicable, the nominating and governance committee) may impose such conditions as it deems appropriate on us or the related person in connection with the approval of the proposed transaction.

All of the transactions described below under “Certain Related Person Transactions” were approved by the Audit Committee in accordance with our related person transaction policy.

Certain Related-Person Transactions

Described below are all transactions occurring since January 1, 2021 to which we were a party and in which (i) the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year end for the fiscal years ended December 31, 2021 and 2022, and (ii) any of our directors, executive officers, or holders of more than 5% of our capital stock, or an affiliate or immediate family member of the foregoing persons, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

Lease Agreement

Augmedix leases part of its Dhaka, Bangladesh facility from S.S. Properties, an entity which is owned by Kazi Shakil, the father of Ian Shakil, the Company’s Chief Strategy Officer and a member of the Board (“S.S. Properties”). On June 1, 2015, Augmedix entered into a lease agreement with S.S. Properties that expires on May 31, 2025 (the “First S.S. Lease”). On August 1, 2017, Augmedix entered into a second lease agreement with S.S. Properties, that expires on December 31, 2027 (the “Second S.S. Lease”). On August 1, 2017, Augmedix entered into a third lease agreement with S.S. Properties, that expires on November 30, 2027 (the “Third S.S. Lease”). On August 1, 2017, Augmedix entered into a fourth lease agreement with S.S. Properties, that expires on July 30, 2027 (the “Fourth S.S. Lease”). On July 1, 2018, Augmedix entered into a fifth lease agreement with S.S. Properties, that expires on June 30, 2028 (the “Fifth S.S. Lease”). On January 1, 2019, Augmedix entered into a sixth lease agreement with S.S. Properties, that expires on December 31, 2028 (the “Sixth S.S. Lease” and collectively with the First S.S. Lease, Second S.S. Lease, Third S.S. Lease, Fourth S.S. Lease and Fifth S.S. Lease, the “S.S. Leases”). Rent expense under the S.S. Leases approximated $290,059 and $305,425 for the fiscal years ended December 31, 2021 and 2022, respectively.

Underwritten Public Offering

On October 28, 2021, we sold an aggregate of 10,000,000 shares of common stock issued in an underwritten public offering (the “Underwritten Offering”) for aggregate gross consideration of 40,000,000 (before deducting the underwriting discount and other offering expenses payable by us including the structuring fee).

The following table summarizes the Company’s Common Stock purchased by our directors, executive officers, and affiliates of members of the Board and holders of 5% of our outstanding Common Stock sold in the Underwritten Offering:

Name of Stockholder	Shares of Common Stock purchased in Underwritten Public Offering	Total Purchase Price ($)
Emmanuel Krakaris(1)	37,500	$150,000

Sandra Breber(2)	12,500	$50,000

Paul Ginocchio(3)	34,000	$136,000

Entities affiliated with Redmile Group, LLC(4)	1,625,000	$6,500,000

McKesson Ventures LLC(5)	87,500	$350,000

Entities affiliated with DCM(6)	437,500	$1,750,000

(1)	Mr. Krakaris is our President, Chief Executive Officer, Secretary and Director.
(2)	Ms. Breber is our Chief Operating Officer.
(3)	Mr. Ginocchio is our Chief Financial Officer.
(4)	Consists of shares purchased by certain private investment vehicles managed by Redmile, including RedCo I, L.P. and Redmile Private Investments II, L.P., which hold more than 5% of the Company’s outstanding capital stock. Gerard van Hamel Platerink, a former member of the Board, was a designee of Redmile and was a Managing Director of Redmile until January 2022.
(5)	Consists of shares purchased by McKesson Ventures LLC, which previously held more than 5% of the Company’s outstanding capital stock. Jennifer Carter, a former member of the Board, is Partner and Vice President of Operations and designee of McKesson Ventures LLC.
(6)	Consists of shares purchased by DCM VI, L.P., which holds more than 5% of the Company’s outstanding capital stock. Jason Krikorian, a member of the Board, is a general partner and designee of DCM.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our restated bylaws will require us to indemnify our directors to the fullest extent not prohibited by DGCL. Subject to very limited exceptions, our restated bylaws will also require us to advance expenses incurred by our directors and officers.

Independence of the Board of Directors

Applicable rules of Nasdaq require a listed company’s board of directors to be comprised of a majority of the members of which are independent directors. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees, and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has determined that all of our directors other than Emmanuel Krakaris and Ian Shakil are independent directors, as defined under applicable Nasdaq rules. In making such determination, the Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and current and prior relationships as they may relate to us and our management, including the association of any of our non-employee directors with the holders of more than 5% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table presents fees for professional services provided by Grant Thornton LLP (“Grant Thornton”), our principal independent registered public accounting firm for the year ended December 31, 2022, and by Frank Rimerman + Co. LLP, our principal independent registered public accounting firm for the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$453,242	$254,896
Audit-related Fees(2)	$—	$—
Tax Fees(3)	$—	$32,927
Other Fees(4)	$—	$—
Total Fees	$453,242	$287,823

(1)	“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; comfort letters, consents and assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	“Audit-related fees” includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible tax services, including technical tax advice related to federal and state income tax matters, assistance with sales tax and assistance with tax audits.
(4)	“Other fees” includes fees for services other than the services reported in audit fees, audit-related fees and tax fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

No financial statement or supplemental data are filed with this Amendment No. 1 to Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplemental Data” in the Original 10-K.

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in the Original 10-K.

3. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Certificate of Merger relating to the merger of Acquisition Sub with and into Augmedix, Inc., filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.2	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.1	Warrant Agreement dated June 11, 2015, by and between Augmedix, Inc. and Comerica Bank (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.2	Warrant Agreement dated July 28, 2017, by and between Augmedix, Inc. and Comerica Bank (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.3	Warrant Agreement dated August 28, 2018, by and between Augmedix, Inc. and Dignity Health (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.4	Form of 2019 Series B Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.5	Warrant Agreement dated August 7, 2019, by and between Augmedix, Inc. and Partap Krishan Aggarwal (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.6	Warrant Agreement dated September 3, 2019, by and between Augmedix, Inc. and Trinity Capital Fund III, L.P. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.7	Form of Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.8	Description of Registrant’s Securities (Previously filed with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023).
4.9	Warrant Agreement dated effective March 24, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
4.10	Warrant to Purchase Stock by and between Augmedix, Inc. and Silicon Valley Bank dated May 4, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.1*	2013 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.2*	2020 Equity Incentive Plan, as amended and restated effective July 1, 2021, and form of award agreements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2021).
10.3*	Offer letter, dated October 12, 2018, by and between Emmanuel Krakaris and Augmedix, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.4*	Offer letter, dated March 7, 2019, by and between Sandra Breber and Augmedix, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.5*+	Offer letter, dated October 23, 2020, by and between Saurav Chatterjee and Augmedix, Inc.
10.6*	Form of Indemnity Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.7	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.8	Registration Rights Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.9	Subscription Agreement, dated October 5, 2020, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).

10.10**	Master Services Agreement, dated October 1, 2019, by and between Augmedix, Inc. and IDS Infotech Limited, an Indian limited company, as amended (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.11**	Master Services Agreement, dated February 1, 2018, by and between Augmedix, Inc. and Infosense Technologies, Pvt. Ltd. (dba OG Healthcare), an Indian limited company, as amended (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.12**	Master Services Agreement, dated April 15, 2015, by and between Augmedix, Inc. and Sutter Health, a California nonprofit public benefit corporation, as amended (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.13**	Services Agreement, dated September 1, 2015, by and between Augmedix, Inc. and Dignity Health, a California nonprofit public benefit corporation, as amended (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.14	Loan and Security Agreement, dated June 11, 2015, by and between Comerica Bank, Inc. and Augmedix, Inc., as amended (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.15	Loan and Security Agreement, dated May 31, 2017, by and between Trinity Capital Fund III, L.P. a Delaware limited partnership and Augmedix, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.16	Sublease Agreement, dated December 15, 2020, by and between Augmedix, Inc., and Turo Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2020).
10.18	Twelfth Amendment to Loan and Security Agreement, dated January 29, 2021, by and between Comerica Bank and Augmedix Operating Corporation (incorporated by reference to Exhibit 10.18 to the Amendment No. 1 to Form S-1 filed with the SEC on February 2, 2021).
10.19	Lock-Up Agreement, dated February 22, 2021, by and between Augmedix, Inc. and the parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 26, 2021).
10.20	Loan and Security Agreement, dated March 25, 2021, by and between Eastward Fund Management, LLC, Augmedix, Inc. and Augmedix Operating Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.21	Intellectual Property Security Agreement, dated March 25, 2021, by and between Augmedix, Inc. and Eastward Fund Management, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.22**	Statement of Work No. 3 to the Master Service Agreement by and between Augmedix Operating corp. and IDS Infotech Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.24**	Second Omnibus Amendment by and between Augmedix Operating corp. and Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.25**	Augmedix Notes – Statement of Work No. 2, as a supplement to the Master Services Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).
10.26**	Addendum to Statement of Work No. 3 by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and IDS Infotech Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2021).
10.27	Loan and Security Agreement by and among Augmedix, Inc., Augmedix Operating Corporation and Silicon Valley Bank dated as of May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.28	Third Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc. Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers dated June 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 10, 2022).
10.29**	Statement of Work No. 4 by and between Augmedix Operating Corp. and IDS Infotech Ltd. dated June 1, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).

10.30**	Statement of Work No. 3 by and between Augmedix Operating Corp. and Infosense Technologies, Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).
10.31	Assignment Amendment by and between Dignity Health and Common Spirit Health (f/k/a Catholic Health Initiative) and Augmedix Operating Corp. f/k/a Augmedix, Inc. effective as of October 20, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.32**	Statement of Work by and between Augmedix Operating Corp. and St. Joseph Physician Associates, d/b/a St. Joseph Medical Group, effective as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.33	Agreement to Lease by and among Augmedix Solutions Pvt. Ltd., Shukoor Habib Trust and Rafeeq Trust, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2022).
16.1	Letter of Frank, Rimerman + Co. LLP to the Securities and Exchange Commission dated August 22, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2022).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm (Previously filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023).
23.2	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm (Previously filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023).
31.1	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023).
31.2	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed with the Annual Report on Form 10-K filed with the SEC on April 17, 2023).
31.3+	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4+	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously furnished with the Annual Report on Form 10-K filed with the SEC on April 17, 2023).
32.2#	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously furnished with the Annual Report on Form 10-K filed with the SEC on April 17, 2023).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104+	Cover Page Interactive Data File - the cover page from the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL.

*	Indicates a management contract or any compensatory plan, contract or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC.

Date: April 28, 2023	By:	/s/ Emmanuel Krakaris
Emmanuel Krakaris
President, Chief Executive Officer and Secretary (principal executive officer)