Form 10-Q
period 2023-03-31
Augmedix, Inc.
filed 2023-05-15
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 40,675,462 shares of the registrant’s common stock outstanding as of May 2, 2023.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands except share data)	2023	2022
Assets
Current assets:
Cash	$19,914	$21,251
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $84 and $102 at March 31, 2023 and December 31, 2022, respectively	6,314	6,354
Prepaid expenses and other current assets	2,007	1,820
Total current assets	28,360	29,550
Property and equipment, net	1,686	1,573
Operating lease right of use asset	1,863	1,567
Restricted cash, non-current	600	612
Deposits and other assets	558	339
Total assets	$33,067	$33,641

Liabilities and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$2,500	$3,750
Accounts payable	2,129	1,563
Accrued expenses and other current liabilities	3,726	5,321
Deferred revenue	6,915	7,254
Operating lease liability, current portion	991	872
Customer deposits	524	554
Total current liabilities	16,785	19,314
Loan payable, net of current portion	17,733	11,384
Operating lease liability, net of current portion	1,122	968
Other liabilities	615	509
Total liabilities	36,255	32,175
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 37,554,915 and 37,442,663 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	128,311	127,693
Accumulated deficit	(131,030)	(125,791)
Accumulated other comprehensive loss	(473)	(440)
Total stockholders’ (deficit) equity	(3,188)	1,466
Total liabilities and stockholders’ equity	$33,067	$33,641

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
(in thousands except share and per share data)	2023	2022
Revenues	$9,628	$6,985
Cost of revenues	5,242	3,872
Gross profit	4,386	3,113
Operating expenses:
General and administrative	4,207	4,047
Sales and marketing	2,563	2,320
Research and development	2,710	2,280
Total operating expenses	9,480	8,647
Loss from operations	(5,094)	(5,534)
Other income (expenses):
Interest expense	(408)	(601)
Interest income	162	5
Other income	134	124
Total other expenses, net	(112)	(472)
Loss before income taxes	(5,206)	(6,006)
Income tax expense	33	19
Net loss	(5,239)	(6,025)
Other comprehensive loss:
Foreign exchange translation adjustment	(33)	(9)
Total comprehensive loss	$(5,272)	$(6,034)
Net loss per share of common stock, basic and diluted	$(0.14)	$(0.16)
Weighted average shares of common stock outstanding, basic and diluted	37,491,072	37,395,974

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(unaudited)

	Stockholders’ Deficit
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	(Deficit)
(in thousands except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	37,442,663	$4	$127,693	$(125,791)	$(440)	$1,466
Exercise of common stock options	112,252	—	85	—	—	85
Stock-based compensation expense	—	—	533	—	—	533
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Net loss	—	—	—	(5,239)	—	(5,239)
Balance at March 31, 2023	37,554,915	$4	$128,311	$(131,030)	$(473)	$(3,188)

	Stockholders’ Equity
			Additional		Accumulated Other	Total Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	37,387,472	$4	$125,479	$(101,729)	$(70)	$23,684
Exercise of common stock options	24,015	—	13	—	—	13
Stock-based compensation expense	—	—	424	—	—	424
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net loss	—	—	—	(6,025)	—	(6,025)
Balance at March 31, 2022	37,411,487	$4	$125,916	$(107,754)	$(79)	$18,087

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(5,239)	$(6,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	279	174
Stock-based compensation	533	424
Non-cash interest expense	110	151
Non-cash advertising expense	—	150
Non-cash lease expense	194	165
Provision for bad debt	(18)	12
Changes in operating assets and liabilities:
Accounts receivable	58	2,956
Prepaid expenses and other current assets	(214)	38
Deposits and other assets	(212)	—
Accounts payable	337	37
Accrued expenses and other current liabilities	(1,462)	(1,080)
Deferred revenue	(339)	(977)
Lease liability	(218)	(184)
Customer deposits	(30)	—
Net cash used in operating activities	(6,221)	(4,159)
Cash flows from investing activities:
Purchase of property and equipment	(173)	(453)
Net cash used in investing activities	(173)	(453)
Cash flows from financing activities:
Proceeds from loan	5,000	—
Proceeds from exercise of stock options	85	13
Net cash provided by financing activities	5,085	13
Effect of exchange rate changes on cash and restricted cash	(40)	(4)
Net decrease in cash and restricted cash	(1,349)	(4,603)
Cash and restricted cash at beginning of period	21,988	41,587
Cash and restricted cash at end of period	$20,639	$36,984
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$281	$450
Cash paid during the period for income taxes	$8	$13
Supplemental schedule of non-cash investing and financing activities:
Property and equipment in accounts payable	$235	$—
Operating lease right-of-use asset exchanged for operating lease liability	$492	$2,599

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

Liquidity

The Company has historically funded its operations primarily by debt and equity financings prior to the merger with Malo Holdings and subsequently funded its operations through cash proceeds obtained as part of the listing on the OTC market and the listing on Nasdaq. As of March 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $20.6 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $131.0 million as of March 31, 2023. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the March 31, 2023 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms which are acceptable to us, or at all.

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

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and stockholders’ (deficit) equity for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were not material for the three months ended March 31, 2023 and 2022.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2023 and 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company’s cash is deposited with major financial institutions in the U.S., Bangladesh and India. At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”). Cash deposits at foreign financial institutions are not insured by government agencies of Bangladesh and India. To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during each of the three months ended March 31, 2023 and 2022. Revenues from the major customers accounted for 17%, 13% and 14%  of revenue for the three months ended March 31, 2023, and 20%, 19% and 13% of revenue for the three months ended March 31, 2022.

Two customers account for 10% or more of the accounts receivable, with balances of $1.2 million and $1.1 million at March 31, 2023. Two customers account for 10% or more of the accounts receivable, with balances of $1.4 million and $0.7 million at December 31, 2022.

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

	March 31,
(in thousands)	2023	2022
Cash and cash equivalents	$19,914	$36,652
Restricted cash	125	125
Restricted cash – noncurrent	600	207
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$20,639	$36,984

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in the three months ended March 31, 2023 or 2022.

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

The Company derives its revenue through a stand-ready recurring subscription model. The Company enters into contracts or agreements with its customers with a general initial term of one year. Customers are invoiced in advance and generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the period the customer benefits and customer prepayments are deferred and included in the accompanying unaudited interim condensed consolidated balance sheets in deferred revenues. Revenues are recognized over time as the professional services are provided to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The customer receives the benefit of our stand-ready scribing services as we perform them.

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

The Company’s revenues are earned from customers located only in the U.S. After the initial term, contracts are cancellable by the customer at their discretion typically with a 90 day notice.

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

Costs Capitalized to Obtain Revenue Contracts

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a systematic basis over an estimated period of benefit that the Company determined to be between the range of 12 to 24 months. The period of benefit was determined by taking into consideration the Company’s customer contracts, technology, customer life, and other relevant factors. The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment. The current portion of capitalized sales commissions are included in prepaid expenses and other current assets and the non-current portion is included in deposits and other assets on the accompanying unaudited interim condensed consolidated balance sheets. Amortization expense is included in sales and marketing expenses on the accompanying unaudited interim condensed consolidated statements of operations.

Contract Balances

Deferred revenue represents an obligation to render services for which the Company has received consideration, or for which an amount of consideration is due from the customer and the Company has an unconditional right to payment under a non-cancellable contract.

Changes in the deferred revenue account were as follows:

(in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance, beginning of period	$7,254	$6,238
Deferral of revenue	9,289	31,949
Recognition of unearned revenue	(9,628)	(30,933)
Balance, end of period	$6,915	$7,254

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the three months ended March 31, 2023 and 2022.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31, 2023	March 31, 2022
Common stock warrants	2,801,703	2,753,408
Stock options	9,477,307	8,094,544
Restricted stock units	263,155	—
	12,542,165	10,847,952

Correction of Immaterial Error Related to Prior Periods

In the third quarter of 2022, the Company identified an error related to its accounting for sales commissions whereby the Company should have amortized sales commissions for new revenue contracts over the estimated period of benefit which is between the range of 12 to 24 months.

For the three months ended March 31, 2022, sales and marketing expenses were understated by $0.1 million.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022.The Company adopted this standard on January 1, 2023, and it did not have a material impact on its consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. Cash equivalents of $15.9 million are currently held in money market funds which are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. As of March 31, 2023, the fair value of the Company’s loan payable was $21.2 million. As of March 31, 2023, the carrying value of the Company loan payable was $20.2 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

4. Property and Equipment

Property and equipment consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Computer hardware, software and equipment	$7,565	$7,229
Leasehold improvements	491	460
Furniture and fixtures	73	73
Construction in Progress	158	163
	8,287	7,925
Less: accumulated depreciation	(6,601)	(6,352)
Property and equipment, net	$1,686	$1,573

The Company recorded depreciation and amortization expense of $0.3 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation	$1,667	$3,587
Accrued other	557	466
Accrued vendor partner liabilities	978	871
Accrued professional fees	297	118
Accrued VAT and other taxes	227	279
	$3,726	$5,321

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

6. Debt

Eastward Loan and Security Agreement

On March 25, 2021, the Company entered into the Loan and Security Agreement (the “Eastward Loan Agreement”) with Eastward Capital Partners (“Eastward”) to establish a loan facility that provided for borrowings in the aggregate principal amount of up to $17.0 million, which were available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. The second tranche of $2.0 million was available, at the Company’s request, between October 30, 2021, and November 30, 2021, provided the Company achieved at least $6.0 million in revenue and a maximum Earnings before interest, taxes, depreciation and amortization (“EBITDA”) loss of $4.8 million, in each case for the third fiscal quarter of 2021. There were no borrowings under the second tranche. Outstanding borrowings under the Eastward Loan Agreement were secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company was required to pay only interest during the first 18 months after funding of the first tranche and thereafter. The loan facility bore an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor of 3.25% plus 8.75%. The annual interest rate was 12.0% as of December 31, 2021.

The Company and Eastward also entered into a Co-Investment Agreement which grants to Eastward and its affiliates a right to purchase in the Company’s future equity financings up to a total of $3.0 million at the same per share purchase price and terms as other investors in such equity financings. Eastward chose not to exercise its co-investment rights during the October 2021 capital raise.

Borrowings under the Eastward Loan Agreement were repaid in full in May 2022 with the proceeds from the SVB Loan Agreement. The Company recorded the final payment of $1.1 million as both a discount and an increase to the principal amount of the debt. The Company also capitalized certain lender and legal costs associated with the Loan Agreement totaling $0.2 million, which were recorded as a discount to the loan. The aggregate discount of $1.8 million was being amortized to interest expense over the repayment term of the Eastward Loan Agreement.

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

The Term Loan Facility is interest only until July 1, 2023, provided that if Borrower achieves $35 million of annual recurring revenue (“ARR”), the amortization date automatically extends to January 1, 2024. On March 23, 2023, SVB reviewed financial information provided by the Company and concluded that it satisfied the $35 million ARR performance metric within the Loan Agreement. This extended the interest only period on the term loan to January 1, 2024. The Company also accessed the second term loan tranche of $5 million, bringing the total term loan outstanding to $20 million. This term loan is repayable over twenty-four months in equal installments starting January 1, 2024 and ending December 1, 2025. With the final payment on December 1, 2025, the Company will also owe a final payment fee of 5.0% of the term loan, or $1 million.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

At March 31, 2023, the future minimum payments required under the Loan Agreement, including the final payment, are as follows as of  (in thousands):

2023 (9 months remaining)	$—
2024	10,000
2025	10,000
$20,000
End of term charge	1,000
$21,000
Less unamortized debt discount	(767)
Loan payable net of discount	$20,233
Less current portion	2,500
Loan payable, non-current portion	$17,733

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

The Company was in compliance with all covenants of the Lender at March 31, 2023 and December 31, 2022.

7. Common Stock, and Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2023.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Common Stock Warrants

At March 31, 2023, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of Common Stock Issuable upon Exercise of Warrants	Exercise Price Per Warrant
October 25, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	218,078	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
May 4, 2029	48,295	$2.38
September 2, 2029	2,187,453	$2.88
	2,801,703

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

8. Equity Incentive Plan

At the effective date of the Malo Holdings and Augmedix merger (the “Merger”), the Company assumed Augmedix’s 2013 Equity Incentive Plan (the “2013 Plan”). Options granted under the 2013 Plan may be incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”) and restricted stock awards (“RSAs”). ISOs may be granted only to Company employees and directors. NSOs, SARs and RSAs may be granted to employees, directors, advisors and consultants. The Company’s board of directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. No shares of restricted stock, stock appreciation rights or RSUs were granted under the 2013 Plan after August 31, 2020.

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

The number of shares of common stock reserved for issuance under the 2020 Plan did increase on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s board of directors. As of March 31, 2023, 701,640 shares of common stock remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022:

Stock Options & SARs	Three Months Ended 31,
(in thousands)	2023	2022
General and administrative	$234	$310
Sales and marketing	59	28
Research and development	91	65
Cost of revenues	26	21
	$410	$424

RSUs	Three Months Ended 31,
(in thousands)	2023	2022
General and administrative	$123	$-

No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment through March 31, 2023.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the three months ended March 31, 2023 and 2022 was determined using the methods and assumptions discussed below.

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

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.9	5.9
Expected volatility	57.1%	54.4%
Risk-free rate	4.0%	1.9%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $0.99 and $1.25 during the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes stock option activity under the 2020 Plan for the three months ended March 31, 2023:

Stock Option & SARs	Number of Shares under Equity Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	8,234,823	$1.82	7.7
Granted	1,408,846	$1.75
Exercised	(112,663)	$0.76
Forfeited and expired	(53,699)	$2.38
Outstanding at March 31, 2023	9,477,307	$1.81	7.9
Exercisable at March 31, 2023	5,374,842	$1.52	7.0
Vested and expected to vest at March 31, 2023	9,477,307	$1.81	7.9

The intrinsic value of the options exercised during the three months ended March 31, 2023 was $0.1 million. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2023 were $3.8 million and $3.5 million, respectively. At March 31, 2023, future stock-based compensation for options granted and outstanding of $3.8 million will be recognized over a remaining weighted-average requisite service period of 2.6 years.

RSUs	Number of Shares under Equity Plan	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	263,155	$1.90
Granted	-	$-
Exercised	-	$-
Forfeited and expired	-	$-
Outstanding at March 31, 2023	263,155	$1.90

The aggregate intrinsic value of RSU outstanding as of March 31, 2023, were $0.5 million. At March 31, 2023, future stock-based compensation for RSU granted and outstanding of $0.1 million will be recognized over a remaining weighted-average requisite service period of 0.2 years.

Performance and Market-Based Options

In March 2021, the Company granted 727,922 stock options to the Company’s Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. The options vest based on the CEO’s continued service in addition to the following terms:

●	317,688 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for a minimum of 20 out of 30 trading days after the Company became listed on Nasdaq. These options expire on March 3, 2031.

●	46,273 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for 20 out of 30 trading days after the Company became listed on the New York Stock Exchange or Nasdaq. Since the listing on Nasdaq, these options expire on March 22, 2031, instead of 2026.

●	363,961 options vest in full when the closing price of the Company’s common stock reaches or exceeds $13.50 per share for 20 out of 30 trading days after the Company became listed on the New York Stock Exchange or Nasdaq. Since the listing on Nasdaq, these options expire on March 22, 2031, instead of 2026.

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions, for the options expiring on March 3, 2031, for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. For the options expiring on March 22, 2031, the assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.87%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $30,000 in stock-based compensation expense for the three months ended March 31, 2023. As of March 31, 2023, there was $0.1 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 1 year. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

9. Commitments and Contingencies

Leases

Effective January 1, 2022, the Company adopted ASC Topic (ASC 842) using the modified retrospective approach by applying the new standard to all leases existing on the adoption date. The results for reporting periods beginning after January 1, 2022 are presented in accordance with ASC 842.

The Company leases its office facilities in San Francisco, California under a non-cancelable operating lease agreement that expires February 2025. The Company entered an office lease in India commencing January 1, 2023 which expires December 2027. In addition, the Company’s subsidiary has several operating lease agreements for office space in Bangladesh, which expire at various dates through December 2028. The Bangladesh lease agreements allow for early cancellation without penalty upon providing the landlord advance notice of at least six months. The Company elected to recognize leases less than one year under short-term lease exemption under ASC 842.

Supplemental balance sheet information related to leases as of March 31, 2023 is as follows (in thousands):

	March 31,
Lease Cost (in thousands)	2023	2022
Operating lease cost	$210	$191
Short-term lease expense	84	89
Total operating lease cost	$294	$280

Other information related to the operating lease where the Company is the lessee is as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Weighted-average remaining lease term	2.6	3.0
Weighted-average discount rate	4.7%	4.0%

Supplemental cash flow information related to the operating lease is as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for operating lease liabilities	$225	$209

Augmedix, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

As of March 31, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows (in thousands):

2023 (remaining nine months)	$743
2024	1,012
2025	269
2026	118
2027	124
Total	$2,266
Less: imputed interest	(153)
Operating lease liability	2,113
Less: Operating lease liability, current portion	(991)
Operating lease liability, net of current portion	$1,122

On January 31, 2023, the Company signed a lease agreement pursuant to which the Company will lease new office space in Dhaka, Bangladesh, which has not yet commenced for accounting purposes as of March 31, 2023. This lease agreement provides for total remaining lease payments of $3.5 million over the 5-year lease term, which is not included in the maturity table above.

Cloud Computing Services

In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of March 31, 2023, the Company has spent approximately $0.3 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated financial position or, results of operations or cash flows. As a result, no liability related to such claims has been recorded at March 31, 2023 or December 31, 2022.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Company’s board of directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at March 31, 2023 or December 31, 2022.

10. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 9), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million to the related party during the three months ended March 31, 2023 and 2022, which is included as rent expense. At March 31, 2023, the amounts owed to the related party were $6,000 and included in accounts payable in the accompanying consolidated balance sheet. At December 31, 2022, the amounts owed to the related party were $4,042 and included in accounts payable in the accompanying consolidated balance sheet.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Company’s board of directors. During the three months ended March 31, 2023 and 2022 the Company made contributions of $52,000 and $46,000, respectively, to the 401(k) plan.

Effective October 2021, the Company established a savings fund for permanent employees of the Bangladesh subsidiary named Augmedix BD Limited Employees’ Gratuity Fund (“Gratuity Fund”), as per local requirements. Employees will be entitled to cash benefit after completion of minimum five years of service with the company. The payment amount will be calculated on the basic pay and is payable at the rate of one month’s basic pay for every completed year of service. The Company expensed $0.1 million and $0.5 million related to the Gratuity Fund during the three months ended March 31, 2023 and March 31, 2022, respectively. At March 31, 2023 and December 31, 2022, $0.6 million and $0.5 million, respectively, was accrued in other liabilities in the accompanying consolidated balance sheet.

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

On April 10, 2023, the Company’s board of directors approved the issuance of 58,100 options and SARs for a subset of employees of the Company at a $1.73 exercise price.

On April 19, 2023 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RedCo II Master Fund, L.P. (“Redmile”) and HINSIGHT-AUGX HOLDINGS, LLC, a wholly owned indirect subsidiary of HCA Healthcare, Inc. (the “Purchasers”), pursuant to which the Company sold to the Purchasers for aggregate consideration of $11,999,999.29 an aggregate of 3,125,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $1.60 per share (the “Purchase Price per Share”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 4,375,273 shares of Common Stock (the “Pre-Funded Warrant Shares”), at a price per Pre-Funded Warrant equal to the Purchase Price per Share, less $0.0001, and breakeven warrants (the “Breakeven Warrants” and together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 1,875,069 shares of Common Stock (the “Breakeven Warrant Shares” and together with the Pre-Funded Warrant Shares, the “Warrant Shares”), at an exercise price of $1.75 per share, that will become exercisable on the earliest of (1) the date on which the Company closes an equity or debt financing prior to December 31, 2025, (2) December 31, 2025, if the Company cannot provide written certification that it has achieved cash flow break even from operations, excluding interest payments, for two out of three consecutive quarters between the Closing Date and December 31, 2025, on such date, (3) immediately prior to a change of control that occurs prior to December 31, 2025, and (4) the date on which a specified Regulatory Event occurs (such earliest date, the “Initial Exercise Date”); provided, however, that the Breakeven Warrants shall terminate effective as of 5:00 P.M. Pacific Time on December 31, 2025 if none of the foregoing events have occurred on or prior to December 31, 2025.“Regulatory Event” is defined as the determination by any Purchaser (including any successors or assigns), upon the advice of qualified healthcare regulatory counsel, that the Ownership Interest (directly or indirectly) of any person in the Company or its direct or indirect subsidiaries either (i) results in prohibited referrals to such Purchaser or any of its respective Affiliates under applicable law or (ii) causes such Purchaser or any of its respective Affiliates to fail to comply in any respect with any requirement for reimbursement eligibility under any Government Program. “Ownership Interest” is defined as any direct or indirect ownership or investment interest whether through equity, debt or other means, including but not limited to stock, stock options, warrants, partnership shares, limited liability company memberships, as well as loans and bonds. “Government Program” is defined as the federal Medicare (including Medicare Part D and Medicare Advantage), Medicaid, Medicaid-waiver and CHAMPUS/TRICARE programs, any other similar or successor federal health care program (as defined in 42 U.S.C. §1320a-7b(f)) and any similar state or local programs. In no event shall the Initial Exercise Date be prior to the 6-month anniversary of the date of issuance, and the Breakeven Warrants will expire seven years following the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per Pre-Funded Warrant Share, became exercisable upon issuance and remain exercisable until exercised in full. The Purchase Agreement contains representations and warranties of the Company and the Purchasers that are typical for transactions of this type. The Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type. The Purchase Agreement also contemplates that Redmile and the Company will finalize and enter into a separate equity line of credit within 30 days of the date of the Purchase Agreement, subject to the approval of the Company’s stockholders. This equity line of credit would allow the Company to sell shares of Common Stock having an aggregate price of up to $5,000,000 to Redmile from time to time, at a purchase price of $1.60 per share. On April 19, 2023, in connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, requiring the Company to register the securities issued under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company will be required to file, on or prior to May 19, 2023 (the “Filing Date”), a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register the resale of the Shares and the Warrant Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

Augmedix, Inc. was incorporated in 2013 and launched its commercial synchronous, remote, ambient documentation services in 2014. Clinicians access our applications predominantly through mobile devices such as smartphones with approximately 5% on Google Glass. Once accessed, the client application provides clinicians with a secure communication channel to our Notebuilder Platform which contains our note creation software that is utilized by our Medical Documentation Specialists (“MDSs”). Our note creation software includes proprietary natural language processing (“NLP”) models, large language models (“LLMs”) and structured data models to generate the note, with assistance from the MDS. Completed notes are uploaded via integration or manually into the patient’s chart in the electronic health record (“EHR”) system. The EHR system (e.g. Epic, Cerner) is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the United States is principally provided in ambulatory clinics, specialty care centers and hospitals. We serve all care settings. Roughly 80% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 20% consists of group practices and individual practitioners.

During the first quarter of 2023, we delivered nearly 60,000 notes to our customers each week. We estimate that our products save doctors two to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal benefits to healthcare enterprises from our products are increased clinician productivity, higher clinician and patient satisfaction, and more complete documentation with structured data.

The COVID-19 pandemic and resulting safety protocols served as a catalyst for the industry’s adoption of virtual products such as ours. The pandemic required modifications to how we deliver our service. While our general business model is for MDSs to work from centralized operating centers, local shelter-in-place orders and safety restrictions required us to temporarily shift to work-from-home for most employees and contracted employees. for a period of time. Further, we instituted additional administrative, technical, and physical controls to ensure compliance with our privacy practices. In 2022 we started to shift back to central operating centers to the extent that local conditions allowed.

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

	Three Months Ended March 31,
Key Metrics	2023	2022

Average clinicians in service headcount	1,371	961
Average annual revenue per clinician (ARPU)	$27,800	$28,700
Dollar-based net revenue retention	136%	133%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using and paying for our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service stood at 1,371 and 961 for the three months ended March 31, 2023 and 2022, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to $27,800 in the three months ended March 31, 2023, versus $28,700 in the three months ended March 31, 2022. The decrease was due to the increased proportion of clinicians using our Notes product and an increased proportion of clinicians in the acute care setting.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 136% in three months ended March 31, 2023 from 133% in three months ended March 31, 2022.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are typically subject to a 90 day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients is infrequent. In fiscal 2022, 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients. We lost one Health Enterprise, one of our smallest, in the first quarter of 2023. We lost three Health Enterprise clients in fiscal 2020, with the economic strain caused by the COVID-19 pandemic on those clients being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as Wi-Fi assessments of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning MDSs, obtaining EHR systems credentials for the MDSs, and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, insurance, information technology, compliance, legal and human resources personnel, board of director costs, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, insurance premiums, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percentage of revenues in the coming years.

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

Research and Development Expenses

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expenses also include direct MDS training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses will increase in absolute dollars as our business grows.

Interest Expense, net

Interest expense, net, consists primarily of the interest incurred on our debt obligations and the non-cash interest expense associated with the amortization of debt discounts. Interest expense is offset by any interest income we earn on our cash balances held in our interest-bearing savings account or money market funds.

Other Income (Expense)

Other income (expenses) consists primarily of Bangladesh government grant income and also foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

The following table summarizes the results of our operations for the periods presented:

	Three months Ended March 31,
(in thousands)	2023	2022
Revenues	$9,628	$6,985
Cost of revenues	5,242	3,872
Gross profit	4,386	3,113
Operating expenses:
General and administrative	4,207	4,047
Sales and marketing	2,563	2,320
Research and development	2,710	2,280
Total operating expenses	9,480	8,647
Loss from operations	(5,094)	(5,534)
Other income (expenses):
Interest expense	(408)	(601)
Interest income	162	5
Other income	134	124
Total other expenses, net	(112)	(472)
Loss before income taxes	(5,206)	(6,006)
Income tax expense	33	19
Net loss	$(5,239)	$(6,025)

Comparison for the three months ended March 31, 2023 and 2022:

Revenues

	Three Months Ended March 31,		$	%
(in thousands)	2023	2022	Change	Change
Revenues	$9,628	$6,985	$2,643	38%

Revenues increased $2.6 million to $9.6 million during the three months ended March 31, 2023, as compared to $7.0 million during the three months ended March 31, 2022. The increase was primarily attributable to a 43% increase in the average number of clinicians in service partially offset by a 3% decline in ARPU. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 136% in the three months ended March 31, 2023. Increases in revenue were also attributable to growth coming from new physician practice groups and growth of our Notes business.

 Cost of Revenues and Gross Margin

	Three Months Ended March 31,		$	%
(in thousands)	2023	2022	Change	Change
Cost of revenues	$5,242	$3,872	$1,370	35%

Cost of revenues increased $1.4 million to $5.2 million during the three months ended March 31, 2023, as compared to $3.9 million during the three months ended March 31, 2022. The increase was primarily attributable to the $1.3 million increase in MDS costs to support the clinicians in service growth. Additionally, cloud hosting costs and depreciation and amortization from hardware spend grew $0.1 million as we have utilized more Automatic Speech Recognition (“ASR”), consumed more cloud hosting as our clinician count increased, and purchased more devices. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 45.6% during the three months ended March 31, 2023, as compared to 44.6% during the three ended March 31, 2022.

General and Administrative Expenses

	Three Months Ended March 31,		$	%
(in thousands)	2023	2022	Change	Change
General and administrative	$4,207	$4,047	$160	4%

General and administrative expenses increased $0.2 million to $4.2 million during the three months ended March 31, 2023, as compared to $4.0 million during the three months ended March 31, 2022. The increase was primarily attributable to a $0.2 million increase due to higher audit and accounting fees.

 Sales and Marketing Expenses

	Three Months Ended March 31,		$	%
(in thousands)	2023	2022	Change	Change
Sales and marketing	$2,563	$2,320	$243	10%

Sales and marketing expenses increased $0.3 million to $2.6 million during the three months ended March 31, 2023, as compared to $2.3 million during the three months ended March 31, 2022. An increase of $0.1 million was attributable to added headcount of our Sales team to support new business sales, while the growth of our customer onboarding team contributed another $0.2 million increase to expenses.

Research and Development Expenses

	Three Months Ended March 31,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$2,710	$2,280	$430	19%

Research and development expenses increased $0.4 million to $2.7 million during the three months ended March 31, 2023, as compared to $2.3 million during the three months ended March 31, 2022. Research and development expenses increased by $0.3 million mainly due to additional investments in headcount. The increase was also attributable to a $0.1 million increase in our training expenses for new MDSs due to our growth of new clinicians.

Other Income (Expenses)

	Three Months Ended March 31,		$	%
(in thousands)	2023	2022	Change	Change
Interest expense	$(408)	$(601)	$193	(32)%
Interest income	162	5	157	3,140%
Other income	134	124	10	8%
	$(112)	$(472)	$360	(76)%

Our interest expense decreased $0.2 million to $0.4 million during the three months ended March 31, 2023, compared to $0.6 million during the three months ended March 31, 2022. The decrease was attributable to a lower interest rate from refinancing the debt in May of 2022. Our interest income increased by $0.2 million to $0.2 million during the three months ended March 31, 2023 due to higher interest rates and the increased use of money market funds.

During the three months ended March 31, 2023 we received a $0.1 million grant from the Bangladesh government for our investments and expenditures in that country, and in the three months ended March 21, 2022, we received a $0.1 million grant from the Bangladesh government.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from sales of common stock, preferred stock previous to 2020, and cash from borrowings under various facilities, which are further described below. As of March 31, 2023, we had cash resources of $20.6 million which includes $0.7 million of restricted cash to secure our credit card facility balances, to collateralize a letter of credit in the name of our landlord pursuant to a certain operating lease, and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. Since Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private and public sale of approximately $200 million of preferred and common stock and from various debt arrangements. As described in Footnote 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2023 of $131 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the March 31, 2023 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms that are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(6,221)	$(4,159)
Investing activities	(173)	(453)
Financing activities	5,085	13
Effects of exchange rate changes on cash and restricted cash	(40)	(4)
Net decrease in cash, cash equivalent and restricted cash	$(1,349)	$(4,603)

Operating Activities

Cash used in operating activities was $6.2 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively. Cash used in operating activities during the three months ended March 31, 2023 principally resulted from our net loss of $5.2 million, which includes non-cash charges of $1.1 million, and increase in working capital of $2.1 million.

Cash used in operating activities during the three months ended March 31, 2022 principally resulted from our net loss of $6.0 million, which includes non-cash charges of $1.1 million, and decreases in working capital of $0.7 million.

Investing Activities

Cash used in investing activities was $0.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for both periods presented.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2023 of $5.1 million principally resulted from $5.0 million in debt proceeds and $0.1 million from the exercise of stock option.

Cash provided by financing activities during the three months ended March 31, 2022 of $13,000 principally resulted from the exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2023:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations (excluding interest)	21,000	2,500	18,500	—	—
Operating lease obligations	2,266	743	1,399	124	—
Total	$23,266	$3,243	$19,899	$124	$—

Off-Balance Sheet Arrangements

As of March 31, 2023, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023, have not materially changed.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over technical accounting analyses, and the regular review and application of accounting policies, as the company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

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

As a result of becoming a public company, we are required, under Section 404a of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of such date due to the material weakness in our internal control over the regular review and application of accounting policies, as necessitated by the growth of the company and its changing operations. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404b of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
4.2	Form of Breakeven Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
10.1**	Statement of Work No. 3, dated January 9, 2023, by and between Augmedix Operating Corp. and Sutter Health (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2023).
10.2	Lease Agreement by and between Augmedix Bangladesh Ltd. and Sony Chocolate Industries Ltd. dated January 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.3	Ninth Amendment to the Master Service Agreement by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and Sutter Health, dated February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.4*	Non-Executive Chairman Agreement between Augmedix, Inc. and Rod O’Reilly dated February 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2023).
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract of any compensatory plan, contract or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: May 15, 2023	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)