Form 10-Q
period 2023-06-30
Augmedix, Inc.
filed 2023-08-14
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 40,790,857 shares of the registrant’s common stock outstanding as of August 1, 2023.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands except share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,551	$21,251
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $128 and $102 at June 30, 2023 and December 31, 2022, respectively	9,433	6,354
Prepaid expenses and other current assets	1,961	1,820
Total current assets	36,070	29,550
Property and equipment, net	2,608	1,573
Operating lease right of use asset	3,629	1,567
Restricted cash, non-current	584	612
Deposits and other assets	957	339
Total assets	$43,848	$33,641

Liabilities and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$5,000	$3,750
Accounts payable	1,604	1,563
Accrued expenses and other current liabilities	4,812	5,321
Deferred revenue	7,858	7,254
Operating lease liability, current portion	1,471	872
Customer deposits	516	554
Total current liabilities	21,261	19,314
Loan payable, net of current portion	14,932	11,384
Operating lease liability, net of current portion	2,437	968
Other liabilities	1,229	509
Total liabilities	39,859	32,175
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 40,800,078 and 37,442,663 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	140,819	127,693
Accumulated deficit	(136,063)	(125,791)
Accumulated other comprehensive loss	(771)	(440)
Total stockholders’ equity	3,989	1,466
Total liabilities and stockholders’ equity	$43,848	$33,641

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$10,780	$7,333	$20,408	$14,318
Cost of revenues	5,715	4,131	10,957	8,003
Gross profit	5,065	3,202	9,451	6,315
Operating expenses:
General and administrative	4,760	4,172	8,967	8,219
Sales and marketing	2,649	2,320	5,212	4,640
Research and development	2,590	2,649	5,300	4,929
Total operating expenses	9,999	9,141	19,479	17,788
Loss from operations	(4,934)	(5,939)	(10,028)	(11,473)
Other income (expenses):
Interest expense	(558)	(385)	(966)	(986)
Interest income	276	4	438	9
Loss on debt extinguishment	—	(1,097)	—	(1,097)
Change in fair value of warrant liability	(69)	—	(69)	—
Other income	303	84	437	208
Total other expenses, net	(48)	(1,394)	(160)	(1,866)
Net loss before income taxes	(4,982)	(7,333)	(10,188)	(13,339)
Income tax expense	51	2	84	21
Net loss	$(5,033)	$(7,335)	$(10,272)	$(13,360)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(298)	(131)	(331)	(140)
Total comprehensive loss	$(5,331)	$(7,466)	$(10,603)	$(13,500)
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.20)	$(0.25)	$(0.36)
Weighted average shares of common stock outstanding, basic and diluted	43,607,984	37,416,095	40,566,425	37,406,090

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(in thousands except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	37,442,663	$4	$127,693	$(125,791)	$(440)	$1,466
Exercise of common stock options	112,252	—	85	—	—	85
Stock-based compensation expense	—	—	533	—	—	533
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Net loss	—	—	—	(5,239)	—	(5,239)
Balance at March 31, 2023	37,554,915	$4	$128,311	$(131,030)	$(473)	$(3,188)
Issuance of common stock and warrants, net of issuance costs	3,125,000	—	11,845	—	—	11,845
Exercise of common stock options	82,121		93			93
Stock-based compensation	—	—	570	—	—	570
Exercise of common stock warrants	38,042	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(298)	(298)
Net loss	—	—	—	(5,033)	—	(5,033)
Balance at June 30, 2023	40,800,078	$4	140,819	(136,063)	(771)	3,989

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	37,387,472	$4	$125,479	$(101,729)	$(70)	$23,684
Exercise of common stock options	24,015	—	13	—	—	13
Stock-based compensation expense	—	—	424	—	—	424
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net loss	—	—	—	(6,025)	—	(6,025)
Balance at March 31, 2022	37,411,487	$4	$125,916	$(107,754)	$(79)	$18,087
Issuance of common stock warrants	—	—	72	—	—	72
Exercise of common stock options	12,846	—	6	—	—	6
Stock-based compensation expense	—	—	491	—	—	491
Foreign currency translation adjustment	—	—	—	—	(131)	(131)
Net loss	—	—	—	(7,335)	—	(7,335)
Balance at June 30, 2022	37,424,333	$4	$126,485	$(115,089)	$(210)	$11,190

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended Six June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(10,272)	$(13,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	541	389
Stock-based compensation	1,098	915
Non-cash interest expense	255	264
Non-cash advertising expense	—	200
Non-cash portion of loss on debt extinguishment	—	1,087
Change in fair value of warrant liability	69	—
Non-cash lease expenses	437	332
Provision for bad debt	26	12
Changes in operating assets and liabilities:
Accounts receivable	(3,105)	2,468
Prepaid expenses and other current assets	(250)	46
Deposits and other assets	(442)	(289)
Accounts payable	(102)	238
Accrued expenses and other liabilities	(567)	(410)
Deferred revenue	604	(375)
Customer deposit	(38)	—
Lease liability	(429)	(373)
Net cash used in operating activities	(12,175)	(8,856)
Cash flows from investing activities:
Purchase of property and equipment	(1,475)	(615)
Net cash used in investing activities	(1,475)	(615)
Cash flows from financing activities:
Proceeds from loan payable	5,000	15,000
Repayment of loan payable		(16,125)
Payment of financing costs	(55)	(142)
Proceeds from issuance of common stock and warrants, net of issuance costs	11,845	—
Proceeds from exercise of stock options	179	19
Net cash provided by (used in) financing activities	16,969	(1,248)
Effect of exchange rate changes on cash and restricted cash	(47)	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,272	(10,809)
Cash, cash equivalents and restricted cash at beginning of period	21,988	41,587
Cash, cash equivalents and restricted cash at end of period	$25,260	$30,778
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$667	$815
Cash paid during the period for income taxes	$8	$13
Supplemental schedule of non-cash investing and financing activities:
Property and equipment in accounts payable	$155	$—
Operating lease right-of-use asset exchanged for operating lease liability	$2,498	$2,599
Fair value of warrants issued in connection with loan	$492	$72

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

Augmedix is on a mission to help clinicians and patients form a human connection at the point of care without the intrusion of technology. Augmedix’s products digitize natural physician-patient conversations and convert it to medical notes in real time, which are seamlessly transferred to the Electronic Health Record (“EHR”) system. To achieve this, the Company’s Notebuilder Platform uses Automated Speech Recognition, Natural Language Processing, including Large Language Models, and proprietary structured data sets, supported by medical documentation specialists.

Leveraging this platform, Augmedix’s products relieve clinicians of administrative burden, in turn, reducing burnout and increasing both clinician and patient satisfaction.

Augmedix is headquartered in San Francisco, CA, with offices in three (3) countries around the world.

Liquidity

The Company has historically funded its operations primarily by debt and equity financings prior to the merger with Malo Holdings and subsequently funded its operations through cash proceeds obtained as part of the listing on the OTC market and the listing on Nasdaq. As of June 30, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $25.3 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement and an additional $5.0 million through the Equity Line of Credit with Redmile Group, LLC, which may be utilized starting in the second half of 2024. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $136.1 million as of June 30, 2023. The Company has relied on debt and equity financing to fund operations to date and expects losses and negative cash flows to continue, primarily as a result of continued research, development, and marketing efforts. The Company’s cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the June 30, 2023 Form 10-Q. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing that such financing will be available on terms which are acceptable to it, or at all.

Risks and Uncertainties

The Company is subject to a number of risks associated with companies at a similar stage, including dependence on key personnel, competition from similar products and larger companies, ongoing changes within the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions, including ongoing economic impacts from the conflict in Ukraine, economic volatility caused by increased interest rates, and instability within the banking system.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by the Accounting Standards Updated (“ASUs”) of the FASB. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix Bangladesh Limited, and Augmedix Solutions Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022, cash flows for six months ended June 30, 2023 and 2022, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve the average period of benefit associated with costs capitalized to obtain a revenue contract, incremental borrowing rate, internal-use software development costs, fair value of warrants issued, and stock-based compensation, including the underlying fair value of the Company’s common stock for grants issued when the Company was a private company. Actual results could differ from those estimates.

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

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were $0.3 million gain and $0.1 million gain for the three months ended June 30, 2023 and 2022 respectively. Transaction gains and losses were $0.3 million gain and $0.1 million gains for the six months ended June 30, 2023 and 2022, respectively.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2023 and 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company’s cash is deposited with major financial institutions in the U.S., Bangladesh and India. At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”). Cash deposits at foreign financial institutions are not insured by government agencies of Bangladesh and India. To date, the Company has not experienced any losses on its cash deposits. The Company keeps a majority of its cash in quoted and highly-liquid money market funds.

The Company’s accounts receivable are derived from revenue from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the three and six months ended June 30, 2023. Revenues from these major customers accounted for 20%, 14% and 12% of revenue for the three months ended June 30, 2023 and 19%, 14% and 12% of revenue for the six months ended June 30, 2023. The Company had three major customers during the three and six months ended June 30, 2022. Revenues from these major customers accounted for 18%, 17% and 12% of revenue for the three months ended June 30, 2022 and 19%, 17% and 12% of revenue for the six months ended June 30, 2022.

Four customers account for 10% or more of the accounts receivable, with balances of $2.5 million, $1.2 million, $1.2 million and $1.2 million at June 30, 2023. Two customers account for 10% or more of the accounts receivable, with balances of $1.4 million and $0.7 million at December 31, 2022.

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

	June 30,
(in thousands)	2023	2022
Cash and cash equivalents	$24,551	$29,988
Restricted cash	125	125
Restricted cash – non-current	584	665
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$25,260	$30,778

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in the six months ended June 30, 2023 or 2022.

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

As permitted under the practical expedient available under ASU 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.

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

Costs Capitalized to Obtain Revenue Contracts

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a systematic basis over an estimated period of benefit that the Company determined to be between the range of 12 to 24 months. The period of benefit was determined by taking into consideration the Company’s customer contracts, technology, customer life, and other relevant factors. The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment. The current portion of capitalized sales commissions are included in prepaid expenses and other current assets and the non-current portion is included in deposits and other assets on the accompanying unaudited interim condensed consolidated balance sheets. Amortization expense is included in sales and marketing expenses on the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss.

Internal-use software development costs

The Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of its internal use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development (“R&D”) as incurred. R&D expenses consist primarily of employee-related costs, software-related costs, allocated overhead, and costs of outside services used to supplement our internal staff.

Internal-use software costs of $0.2 million were capitalized in the three months ended June 30, 2023. All capitalized costs are related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions will be sold once the software is ready for its intended use.

Capitalized internal-use software costs are included within property and equipment, net, on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. The Company will begin to amortize the capitalized internal-use software costs once the product is ready for its intended use and goes into general commercial release.

Contract Balances

Deferred revenue represents an obligation to render services for which the Company has received consideration, or for which an amount of consideration is due from the customer and the Company has an unconditional right to payment under a non-cancellable contract.

Changes in the deferred revenue account were as follows:

(in thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	$7,254	$6,238
Deferral of revenue	21,064	31,949
Recognition of unearned revenue	(20,460)	(30,933)
Balance, end of period	$7,858	$7,254

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $0.2 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period and pre-funded warrants outstanding because all necessary conditions to convert into common shares were met when those warrants were issued. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the six months ended June 30, 2023 and 2022.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30, 2023	June 30, 2022
Common stock warrants	4,743,466	2,801,703
Stock options	9,562,621	8,126,955
Restricted stock units	263,155	—
	14,569,242	10,928,658

Correction of Immaterial Error Related to Prior Periods

In the third quarter of 2022, the Company identified an error related to its accounting for sales commissions whereby the Company should have amortized sales commissions for new revenue contracts over the estimated period of benefit which is between the range of 12 to 24 months.

For the three and six months ended June 30, 2022, sales and marketing expenses were overstated by $0.1 million and overstated by a nominal amount, respectively.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, and it did not have a material impact on its consolidated financial statements upon adoption.

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

3. Fair Value Measurements

Fair Value of Financial Instruments

 The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. Cash equivalents of $23.3 million are currently held in money market funds which are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. As of June 30, 2023, the fair value of the Company’s loan payable was $21.3 million. As of June 30, 2023, the carrying value of the Company loan payable was $19.9 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

4. Property and Equipment

Property and equipment consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Computer hardware, software and equipment	$7,781	$7,229
Leasehold improvements	480	460
Capitalized internal-use software costs	223	—
Furniture and fixtures	76	73
Construction in Progress	880	163
	9,440	7,925
Less: accumulated depreciation	(6,832)	(6,352)
Property and equipment, net	$2,608	$1,573

The Company recorded depreciation and amortization expense of $0.2 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued compensation	$2,191	$3,587
Accrued other	569	466
Accrued vendor partner liabilities	1,069	871
Accrued professional fees	680	118
Accrued VAT and other taxes	303	279
	$4,812	$5,321

6. Debt

Eastward Loan and Security Agreement

On March 25, 2021, the Company entered into the Loan and Security Agreement (the “Eastward Loan Agreement”) with Eastward Capital Partners (“Eastward”) to establish a loan facility that provided for borrowings in the aggregate principal amount of up to $17.0 million, which were available to be drawn in two tranches. The first tranche of $15.0 million was funded on March 31, 2021. The second tranche of $2.0 million was available, at the Company’s request, between October 30, 2021, and November 30, 2021, provided the Company achieved at least $6.0 million in revenue and a maximum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) loss of $4.8 million, in each case for the third fiscal quarter of 2021. There were no borrowings under the second tranche. Outstanding borrowings under the Eastward Loan Agreement were secured by a first priority lien on substantially all of the personal property assets of the Company, including the Company’s intellectual property. The Company was required to pay only interest during the first 18 months after funding of the first tranche and thereafter. The loan facility bore an annual interest rate of the prime rate as published in the Wall Street Journal, subject to a floor of 3.25% plus 8.75%. The annual interest rate was 12.0% as of December 31, 2021.

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

SVB Loan Agreement and Amendment

On May 4, 2022 (the “Effective Date”), the Company and its subsidiary, Augmedix Operating Corporation (individually and collectively, “Borrower”) entered into that certain Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a California corporation, as lender (“SVB”). Borrower’s obligations under the SVB Loan Agreement are secured by first-priority liens on substantially all assets of Borrower. On June 13, 2023, the Borrower entered into that certain First Amendment to Loan and Security Agreement (“Amendment”) with SVB, which amends certain provisions of the SVB Loan Agreement. Under the SVB Loan Agreement, the term loan facility’s initial stated maturity date was June 1, 2025, which was automatically extended to December 1, 2025 as the Company achieved certain performance milestones that were a condition to such extension. The Amendment provides for further automatic extensions of the term loan facility’s maturity date, with the possibility of automatic extension to June 1, 2027, if the Company achieves certain equity milestones as set forth in the Amendment and certain performance milestones (including with respect to revenue and net income (loss) as set forth in the Amendment. The Amendment also extends the stated maturity date of the revolving credit facility from May 4, 2024 to November 4, 2024.

Under the SVB Loan Agreement, repayment under the term loan facility was interest only until July 1, 2023, which interest only period was automatically extended to January 1, 2024 provided the Company achieved certain performance milestones. The Amendment provides for further automatic extensions of the amortization date, with the possibility of extension of the amortization date to July 1, 2025, if the Company achieves certain equity milestones and certain performance milestones (including with respect to revenue and net income (loss) as set forth in the Amendment.

The Amendment provides that interest on the borrowings under the term loan facility is payable at a floating rate per annum equal to the greater of (a) 6.00% and (b) the prime rate plus 0.00%. Additionally, the Amendment provides that interest on the borrowings under the revolving credit facility is payable at a floating rate per annum equal to the greater of (a) 6.50% and (b) the prime rate plus 0.50%.

The Amendment provides for a reduction in the prepayment fee payable in connection with a prepayment by the Company of all borrowings under the term loan facility, with the following prepayment fee payable: (a) 2.50% of the outstanding principal amount of the borrowings under the term loan facility at the time of such prepayment if it occurs prior to the first anniversary of the Effective Date, (b) 1.50% of the outstanding principal amount of the borrowings under the term loan facility at the time of such prepayment if it occurs on or after the first anniversary of the effective date but prior to the second anniversary of the Effective Date, and (c) 0.50% of the outstanding principal amount of the borrowings under the term loan facility at the time of such prepayment if it occurs on or after the second anniversary of the Effective Date but prior to the term loan facility’s maturity date.

On June 30, 2023, the future minimum payments required under the SVB Loan Agreement, including the final payment, are as follows as of (in thousands):

2023 (6 months remaining)	$—
2024	10,000
2025	10,000
$20,000
End of term charge	1,000
$21,000
Less unamortized debt discount	(1,068)
Loan payable net of discount	$19,932
Less current portion	5,000
Loan payable, non-current portion	$14,932

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

On June 13, 2023, in connection with the Amendment, the Company issued to SVB a warrant to purchase stock, to purchase up to 190,330 shares of the Company’s common stock, $0.0001 par value per share, exercisable at any time for a period of approximately seven years from the date of issuance, at an exercise price of $4.25 per share, payable in cashless basis according to the formula set forth in the warrant. The exercise price of the warrant was adjusted to $3.01 per share upon approval of the Company’s shareholders at the Company’s Annual Meeting of stockholders held on July 13, 2023.

The Company was in compliance with all covenants of the Lender on June 30, 2023 and December 31, 2022.

7. Common Stock, and Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2023.

On April 19, 2023, the Company entered into a Securities Purchase Agreement with RedCo II Master Fund, L.P. (“Redmile”) and HINSIGHT-AUGX HOLDINGS, LLC, a wholly owned indirect subsidiary of HCA Healthcare, Inc. (the “Purchasers”), pursuant to which the Company sold to the Purchasers for aggregate consideration of $11,999,999.29 an aggregate of 3,125,000 shares of the Company’s common stock at a purchase price of $1.60 per share, pre-funded warrants to purchase up to 4,375,273 shares of common stock, at a price per pre-funded warrant equal to the purchase price per share, less $0.0001, and breakeven warrants to purchase up to 1,875,069 shares of common stock, at an exercise price of $1.75 per share, that will become exercisable on the earliest of (1) the date on which the Company closes an equity or debt financing prior to December 31, 2025, (2) December 31, 2025, if the Company cannot provide written certification that it has achieved cash flow break even from operations, excluding interest payments, for two out of three consecutive quarters between the Closing Date and December 31, 2025, on such date, (3) immediately prior to a change of control that occurs prior to December 31, 2025, and (4) the date on which a specified Regulatory Event (as defined in the break-even warrants) occurs; provided, however, that the breakeven warrants shall terminate on December 31, 2025 if none of the foregoing events have occurred on or prior to December 31, 2025. In no event shall the initial exercise date be prior to the 6-month anniversary of the date of issuance, and the breakeven warrants will expire seven years following the date of issuance. The pre-funded warrants have an exercise price of $0.0001 per pre-funded warrant share, became exercisable upon issuance and remain exercisable until exercised in full. On June 13, 2023, the Company and Redmile entered into a separate equity line of credit, which was subsequently approved by the Company’s stockholders on July 13, 2023. This equity line of credit permits the Company to sell shares of its common stock having an aggregate price of up to $5,000,000 to Redmile from time to time, at a purchase price of $1.60 per share, subject to certain conditions set forth in the securities purchase agreement by and between the Company and Redmile dated as of July 13, 2023. On May 19, 2023, the Company filed a registration statement on Form S-3 (File No. 333-272081), which was declared effective by the SEC on May 26, 2023, which registered for resale 9,375,342 shares of the Company’s common stock.

Common Stock Warrants

At June 30, 2023, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of Common Stock Issuable upon Exercise of Warrants	Exercise Price Per Warrant
October 25, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	94,442	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
May 4, 2029	48,295	$2.38
September 2, 2029	2,187,453	$2.88
April 19, 2030	1,875,069	$1.75
June 13, 2030	190,330	$4.25
Perpetual	4,375,273	$0.0001
	9,118,739

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

8. Equity Incentive Plan

At the effective date of the Malo Holdings and Augmedix merger (the “Merger”), the Company assumed Augmedix’s 2013 Equity Incentive Plan (the “2013 Plan”). Options granted under the 2013 Plan may be incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”) and restricted stock awards (“RSAs”). ISOs may be granted only to Company employees and directors. NSOs, SARs and RSAs may be granted to employees, directors, advisors, and consultants. The Company’s board of directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. No shares of restricted stock, stock appreciation rights or RSUs were granted under the 2013 Plan after August 31, 2020.

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

The number of shares of common stock reserved for issuance under the 2020 Plan did increase on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s board of directors. As of June 30, 2023, 616,743 shares of common stock remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023 and 2022:

Stock Options & SARs	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
General and administrative	$277	$344	$511	$654
Sales and marketing	64	42	123	70
Research and development	93	81	184	146
Cost of revenues	27	24	53	45
	$461	$491	$871	$915

RSUs	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
General and administrative	$104	$—	$227	$—
	$104	$—	$227	$—

No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. Stock-based compensation costs of $5,000 have been capitalized as property and equipment through the three and six month ended June 30, 2023.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the six months ended June 30, 2023 and 2022 was determined using the methods and assumptions discussed below.

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

For the six months ended June 30, 2023 and 2022, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	5.9	5.9
Expected volatility	57.1%	54.4%
Risk-free rate	3.9%	1.9%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.13 and $1.26 during the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes stock option activity under the 2020 Plan for the six months ended June 30, 2023:

Stock Option & SARs	Number of Shares under Equity Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	8,234,823	$1.82	7.7
Granted	1,681,946	$2.00
Exercised	(216,416)	$1.22
Forfeited and expired	(137,732)	$2.03
Outstanding at June 30, 2023	9,562,621	$1.91	7.7
Exercisable at June 30, 2023	5,572,830	$1.55	6.9
Vested and expected to vest at June 30, 2023	9,562,621	$1.91	7.7

The intrinsic value of the options exercised during the six months ended June 30, 2023 was $0.3 million. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2023 were $27.9 million and $18.2 million, respectively. At June 30, 2023, future stock-based compensation for options granted and outstanding of $3.8 million will be recognized over a remaining weighted-average requisite service period of 2.4 years.

RSUs	Number of Shares under Equity Plan	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	263,155	$1.90
Granted	—	$—
Exercised	—	$—
Forfeited and expired	—	$—
Outstanding at June 30, 2023	263,155	$1.90

The aggregate intrinsic value of RSU outstanding as of June 30, 2023, was $1.3 million. At June 30, 2023, there is no future stock-based compensation for RSU pending recognition.

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

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions, for the options expiring on March 3, 2031, for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. For the options expiring on March 22, 2031, the assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.87%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $0.1 in stock-based compensation expense for the six months ended June 30, 2023. As of June 30, 2023, there was $0.1 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of 1 year. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

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

The Company subsequently decided to enter an office lease in Bangladesh commencing May 1, 2023 which expires July 2028.

Supplemental lease information related to leases for the periods of three and six months ended June 30, 2022 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$336	$191	$546	$382
Short-term lease cost	91	90	175	175
Total lease cost	$427	$281	$721	$557

Other information related to the operating lease where the Company is the lessee is as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Weighted-average remaining lease term	3.8	2.7
Weighted-average discount rate	6.8%	4.0%

Supplemental cash flow information related to the operating lease is as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for operating lease liabilities	$485	$422

As of June 30, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows (in thousands):

2023 (remaining six months)	$728
2024	1,478
2025	768
2026	630
2027	674
Thereafter	198
Total	$4,476
Less: imputed interest	(568)
Operating lease liability	3,908
Less: Operating lease liability, current portion	(1,471)
Operating lease liability, net of current portion	$2,437

Cloud Computing Services

In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of June 30, 2023, the Company has spent approximately $0.4 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations or cash flows. As a result, no liability related to such claims has been recorded at June 30, 2023 or December 31, 2022.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Company’s board of directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at June 30, 2023 or December 31, 2022.

10. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 9), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million and $0.1 million to the related party during the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.2 million to the related party during the six months ended June 30, 2023 and 2022, respectively, which is included as rent expense. At June 30, 2023, the amounts owed to the related party were $8,000 and included in accounts payable in the accompanying consolidated balance sheet. At December 31, 2022, the amounts owed to the related party were $4,000 and included in accounts payable in the accompanying consolidated balance sheet.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Company’s board of directors. During the three months ended June 30, 2023 and 2022 the Company made contributions of $38,000 and $36,000, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively, to the 401(k) plan.

Effective October 2021, the Company established a savings fund for permanent employees of the Bangladesh subsidiary named Augmedix BD Limited Employees’ Gratuity Fund (“Gratuity Fund”), as per local requirements. Employees will be entitled to cash benefit after completion of a minimum of five years of service with the Company. The payment amount will be calculated on the basic pay and is payable at the rate of one month’s basic pay for every completed year of service. The Company expensed $0.1 million and $45,000 related to the Gratuity Fund during the three months ended June 30, 2023 and 2022, respectively, and the Company expensed $0.2 million and $0.5 million related to the Gratuity Fund during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, $0.7 million and $0.5 million, respectively, was accrued in other liabilities in the accompanying consolidated balance sheet.

Similar to the Bangladesh subsidiary, the Company established Gratuity fund for India subsidiary as per local requirements effective April 2023. The Company expensed $20,000 related to the Gratuity Fund during the three months ended June 30, 2023. At June 30, 2023, $20,000 was accrued in other liabilities in the accompanying consolidated balance sheet.

12. Subsequent Events

On July 13, 2023, at the 2023 Annual Meeting of the Company’s Stockholders (the “Annual Meeting”), the Company’s stockholders authorized, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock, including shares issuable upon the exercise of warrants, having an aggregate price of up to $5,000,000 to Redmile from time to time, at a purchase price of $1.60 per share, pursuant to, and subject to the terms and condition of, the Securities Purchase Agreement by and between the Company and Redmile.

On July 13, 2023, at the Annual Meeting, the Company’s stockholders authorized, in accordance with Nasdaq Listing Rule 5635(d), the adjustment to the exercise price of the warrant issued to SVB, which warrant is exercisable to purchase up to 190,330 shares of the Company’s common stock at any time for a period of approximately seven years from June 13, 2023. The exercise price of this warrant was adjusted to $3.01 per share.

On July 13, 2023, at the Annual Meeting, the Company’s stockholders re-elected Jason Krikorian, Margie L. Traylor and Robert Faulkner to the board, each to hold office for a three-year term and until the 2026 annual meeting of the Company’s stockholders or until his or her successor is duly elected and qualified.

On July 13, 2023, each non-management director was granted 21,598 RSUs under the Company’s 2020 Equity Incentive Plan. Each RSU represents a contingent right to receive one share of the Company’s common stock and will vest in full on the one-year anniversary of July 13, 2023, so long as the grantee remains director on such date.

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

Forward-looking statements include, but are not limited to, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;

●	our ability to interoperate with the EHR systems of our customers;

●	our ability to attract and retain key personnel;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, non-real time medical note generators, and real time medical note documentation services;

●	the competition to attract and retain MDSs;

●	our reliance on Vendors (as defined below);

●	our expectations regarding changes in regulatory requirements;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection; and

●	the impact of current and future laws and regulations.

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

Overview

Augmedix, Inc. was incorporated in 2013 and launched its commercial synchronous, remote, ambient documentation services in 2014. Since then, we have supplemented those services with other, asynchronous products and data services. Our applications are accessed by clinicians through mobile devices, predominantly smart phones. Once accessed, the client application provides clinicians with a secure communication channel to our Notebuilder Platform which contains our note creation software that digitizes the natural conversation between clinician and patient and converts it into a medical note. Our note creation software includes automatic speech recognition, proprietary natural language processing (“NLP”) models, large language models (“LLMs”) and proprietary structured data sets to generate the note. The note creation process is overseen by our Medical Documentation Specialists (“MDSs”) to provide quality assurance. Completed notes are uploaded via integration or manually into the patient’s chart in the electronic health record (“EHR”) system. The EHR system (e.g. Epic, Cerner) is third-party software licensed by the healthcare clinic or system to manage patient charts.

Patient care in the United States is principally provided in ambulatory clinics, specialty care centers and hospitals. We serve several care settings, including but not limited to, ambulatory, acute care, telemedicine and veterinary. Roughly 80% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 20% consists of group practices and individual practitioners.

During the second quarter of 2023, we delivered an average of more than 60,000 notes to our customers each week. We estimate that our products save doctors two to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal benefits to healthcare enterprises from our products are increased clinician productivity, higher clinician and patient satisfaction, and more accurate and comprehensive medical documentation with structured data.

The COVID-19 pandemic and resulting safety protocols served as a catalyst for the industry’s adoption of virtual products such as ours. The pandemic required modifications to how we deliver our service. While our general business model is for MDSs to work from centralized operating centers, local shelter-in-place orders and safety restrictions required us to temporarily shift to work-from-home for most employees and contracted employees. for a period of time. Further, we instituted additional administrative, technical, and physical controls to ensure compliance with our privacy practices. In 2022, we started to shift back to central operating centers to the extent that local conditions allowed. In the first half of 2023, we brought back to the office substantially all of our MDSs in Bangladesh and a vast majority of our MDSs at our vendors in India and Sri Lanka.

Due to the success of our Bangladesh MDS operation center and the need to support additional growth, we began the launch of our own Indian MDS operation center in the second half of 2022. In December 2022, we signed a lease for office space and started training new MDSs and supporting clinicians onsite in February 2023. The Indian MDS operation center has grown consistently in the second quarter of 2023 and services a few percentage points of our providers.

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

Our automation approach is based upon our belief that harmonizing human interaction with technology generates the highest note quality. We train our MDSs to be experts at using our technology tools to ensure it consistently and efficiently delivers high-quality, structured medical notes.

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Metrics	2023	2022	2023	2022

Average clinicians in service headcount	1,534	1,040	1,452	1,000
Average annual revenue per clinician	$27,900	$28,000	$27,900	$28,400
Dollar-based net revenue retention	148%	131%	141%	132%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service grew 48% to 1,534 from 1,040 for the three months ended June 30, 2023 and 2022, respectively, and grew 45% to 1,452 from 1,000 for the six months ended June 30, 2023 and 2022, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician decreased to $27,900 in the three months ended June 30, 2023, marginally down from $28,000 in the three months ended June 30, 2022. The average annual revenue per clinician decreased to $27,900 in the six months ended June 30, 2023, down 2% from $28,400 in the six months ended June 30, 2022 due to an increase in emergency department shift-based clinicians.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 148% in three months ended June 30, 2023 compared to 131% in the three months ended June 30, 2022. Growth from existing clients has historically represented a majority of our total revenue growth. Our annual dollar-based net revenue retention increased to 141% in six months ended June 30, 2023 up from 132% in six months ended June 30, 2022.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are typically subject to a 90 day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients is infrequent. In fiscal 2022, 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients. We lost one Health Enterprise, one of our smallest clients, in the first quarter of 2023. We lost three Health Enterprise clients in fiscal 2020, with the economic strain caused by the COVID-19 pandemic on those clients being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as Wi-Fi assessments of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting, and assigning MDSs, obtaining EHR systems credentials for MDSs, and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

Cost of Revenues and Gross Profit

Cost of Revenues. Our cost of revenues primarily consists of the cost of MDSs, some of whom are employees of our Vendors and some of whom are our employees, their direct supervisors, clinician support, and technical support. Cost of revenues also consists of infrastructure costs to operate our SaaS-based platform such as hosting fees and fees paid to various third-party partners for access to their technology, plus hardware depreciation and cost of shipping for the devices and accessories we provide to our clinicians.

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

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$10,780	$7,333	$20,408	$14,318
Cost of revenues	5,715	4,131	10,957	8,003
Gross profit	5,065	3,202	9,451	6,315
Operating expenses:
General and administrative	4,760	4,172	8,967	8,219
Sales and marketing	2,649	2,320	5,212	4,640
Research and development	2,590	2,649	5,300	4,929
Total operating expenses	9,999	9,141	19,479	17,788
Loss from operations	(4,934)	(5,939)	(10,028)	(11,473)
Other income (expenses):
Interest expense	(558)	(385)	(966)	(986)
Interest income	276	4	438	9
Loss on extinguishment	—	(1,097)	—	(1,097)
Change in fair value of warrant liability	(69)	—	(69)	—
Other income	303	84	437	208
Total other expenses, net	(48)	(1,394)	(160)	(1,866)
Net loss before income tax	(4,982)	(7,333)	(10,188)	(13,339)
Income tax expense	51	2	84	21
Net loss	$(5,033)	$(7,335)	$(10,272)	$(13,360)

Comparison for the three months ended June 30, 2023 and 2022:

Revenues

	Three Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Revenues	$10,780	$7,333	$3,446	47%

Revenues increased $3.4 million to $10.8 million during the three months ended June 30, 2023, as compared to $7.3 million during the three months ended June 30, 2022. The increase was primarily attributable to a 48% increase in the average number of clinicians in service with an immaterial impact from the slight decline in ARPU. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 148% in the three months ended June 30, 2023. Increases in revenue were also attributable to growth coming from new physician practice groups and growth of our Notes business.

 Cost of Revenues and Gross Margin

	Three Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Cost of revenues	$5,715	$4,131	$1,584	38%

Cost of revenues increased $1.6 million to $5.7 million during the three months ended June 30, 2023, as compared to $4.1 million during the three months ended June 30, 2022. The increase was primarily attributable to the $1.5 million increase in MDS costs to support the clinicians in service growth. Additionally, cloud hosting costs and depreciation and amortization from hardware spend grew $0.1 million as we have utilized more Automatic Speech Recognition (“ASR”), consumed more cloud hosting as our clinician count increased, and purchased more devices. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 47.0% during the three months ended June 30, 2023, as compared to 43.7% during the three ended June 30, 2022.

General and Administrative Expenses

	Three Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
General and administrative	$4,760	$4,172	$588	14%

General and administrative expenses increased $0.6 million to $4.8 million during the three months ended June 30, 2023, as compared to $4.2 million during the three months ended June 30, 2022. The increase was primarily attributable to a $0.2 million increase due to higher legal and professional fees associated with the debt financing and a $0.2 million increase in Board of Director fees and our HITRUST certification costs . In addition, there was a $0.1 million increase of facilities costs due to increased rent costs from the expansion into a new building in Bangladesh. Lastly there was a $0.1 million increase in software expenses driven by additional users to existing software and more applications.

 Sales and Marketing Expenses

	Three Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Sales and marketing	$2,649	$2,320	$329	14%

Sales and marketing expenses increased $0.3 million to $2.6 million during the three months ended June 30, 2023, as compared to $2.3 million during the three months ended June 30, 2022. An increase of $0.1 million was attributable to added headcount of our Sales team to support new business sales, while the growth of our customer onboarding team contributed another $0.2 million increase to expenses.

Research and Development Expenses

	Three Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$2,590	$2,649	$(60)	(2)%

Research and development expenses decreased $0.1 million to $2.6 million during the three months ended June 30, 2023, as compared to $2.6 million during the three months ended June 30, 2022. Research and development expenses increased by $0.1 million mainly due to additional investments in headcount offset by a $0.2 million capitalization of software expenses.

Other Income (Expenses)

	Three Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Interest expense	$(558)	$(385)	$(173)	(45)%
Interest income	276	4	272	6800%
Loss on extinguishment of debt	—	(1,097)	1,097	(100)%
Change in fair value of warrant liability	(69)	—	(69)	100%
Other income	303	84	219	261%
	$(48)	$(1,394)	$1,346	(97)%

Our interest expense increased $0.2 million to $0.6 million during the three months ended June 30, 2023, compared to $0.4 million during the three months ended June 30, 2022. The increase was attributable to a higher interest rate on our debt due to the higher Federal Funds rate combined with an increase of the total debt outstanding. Our interest income increased by $0.3 million to $0.3 million during the three months ended June 30, 2023 due to higher interest rates and the increased use of money market funds.

During the three months ended June 30, 2022, the Company refinanced its debt and recorded a loss of $1.1 million on the debt extinguishment. The Company did not have this cost in the three months ended, June 30, 2023.

Other income of $0.3 million in the three months ended June 30, 2023 consisted of a gain on foreign exchange compared to other income of $0.1 million for the three months ended June 30, 2022. Other income during the three months ended June 30, 2023 consisted mainly of a $0.1 million Bangladesh Government incentive payment received by the Company for investments made in Bangladesh.

Comparison for the six months ended June 30, 2022 and 2021:

Revenues

	Six Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Revenues	$20,408	$14,318	$6,089	43%

Revenues increased 43%, or $6.1 million, to $20.4 million during the six months ended June 30, 2023, as compared to $14.3 million during the six months ended June 30, 2022. The increase was primarily attributable to a 45% increase in the average number of clinicians in service, offset by a 2% decrease in ARPU primarily due to a larger mix of emergency department shift-based clinicians. The increase in clinicians in service was driven predominately by our existing Health Enterprises adding physicians, and also by the growth of clinicians using Augmedix Notes, and new customers. Dollar-based net revenue retention was 141% in the six months ended June 30, 2023.

 Cost of Revenues and Gross Margin

	Six Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Cost of revenues	$10,957	$8,003	$2,956	37%

Cost of revenues increased $3.0 million to $11.0 million during the six months ended June 30, 2023, as compared to $8.0 million during the six months ended June 30, 2022. The increase was primarily attributable to a $2.8 million increase in MDS costs driven by additional clinicians in service. In addition, cloud hosting costs increased by $0.1 million due to the addition of new clinicians, and new technology to drive automation. Lastly, there was a $0.1 increase in Hardware depreciation due to the growth of clinicians. Gross margin for the six months ending June 30, 2023 was 46.3%, as compared to 44.1% in the six months ended June 30, 2022.

General and Administrative Expenses

	Six Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
General and administrative	$8,967	$8,219	$748	9%

General and administrative expenses increased $0.8 million to $9.0 million during the six months ended June 30, 2023, as compared to $8.2 million during the six months ended June 30, 2022. The increase was attributable to a $0.4 million increase in legal fees associated with the debt amendment. There was also a $0.3 million increase associated with higher Board of Director fees and our HITRUST certification costs, as well as $0.1 million of facilities costs associated with the new building in Bangladesh.

 Sales and Marketing Expenses

	Six Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Sales and marketing	$5,212	$4,640	$572	12%

Sales and marketing expenses increased $0.6 million to $5.2 million during the six months ended June 30, 2023, as compared to $4.6 million during the six months ended June 30, 2022. The increase was primarily attributable to $0.3 million of additional costs due to a larger customer onboarding team to support the growing number of clinicians launching our services, $0.1 million of additional salaries in sales, and $0.1 million increase in combined salaries in customer success management and Analytics & Insights.

Research and Development Expenses

	Six Months Ended June 30,		$	%
(in thousands)	2022	2021	Change	Change
Research and development	$5,300	$4,929	$371	8%

Research and development expenses increased $0.4 million to $5.3 million during the six months ended June 30, 2023, as compared to $4.9 million during the six months ended June 30, 2022. The increase was primarily attributable to a $0.3 million investment into engineering and product headcount along with higher salaries, offset by $0.2 million of capitalization of application development costs. The remaining $0.3 million was driven by higher training costs to grow our MDS capacity to meet the service needs of our larger clinician user base.

Other Income (Expenses)

	Six Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Interest expense	$(966)	$(986)	$20	(2)%
Interest income	438	9	429	4767%
Loss on extinguishment	—	(1,097)	1,097	(100)%
Change in fair value of warrants	(69)	-	(69)	100%
Other income	437	208	229	110%
	$(160)	$(1,866)	$1,706	(91)%

Our interest expense remained constant at $1.0 million during the six months ended June 30, 2023, compared to $1.0 million during the six months ended June 30, 2022, due to the lower interest rate on our new debt facility staring May 2022, offset with a higher balance in 2023. There was a decrease of $1.1 million due to the loss on debt extinguishment as a result of refinancing our debt facility during the six months ended June 30, 2022. Interest income increased by $0.4 million to $0.4 million due to higher interest rates and the increased utilization of money market funds.

During the six months ended June 30, 2023 Other income increased by $0.2 million to $0.4 million due to a gain on foreign exchange.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from sales of common stock, preferred stock previous to 2020, and cash from equity financings and borrowings under various facilities, which are further described below. As of June 30, 2023, we had cash resources of $25.3 million which includes $0.7 million of restricted cash to secure our credit card facility balances, to collateralize a letter of credit in the name of our landlord pursuant to an operating lease, and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. Since Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private and public sale of approximately $205 million of preferred and common stock and from various debt arrangements. As described in Note 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2023 of $136.1 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the June 30, 2023 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if we require additional future financing that such financing will be available on terms that are acceptable to us, or at all.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(12,175)	$(8,856)
Investing activities	(1,475)	(615)
Financing activities	16,969	(1,248)
Effects of exchange rate changes on cash and restricted cash	(47)	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,272	$(10,809)

Operating Activities

Cash used in operating activities was $12.2 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively. Cash used in operating activities during the six months ended June 30, 2023 principally resulted from our net loss of $10.3 million, which includes non-cash charges of $2.4 million, and increase in working capital of $4.3 million.

Cash used in operating activities during the six months ended June 30, 2022 principally resulted from our net loss of $13.4 million, which includes non-cash charges of $3.2 million, and decreases in working capital of $1.3 million.

Investing Activities

Cash used in investing activities was $1.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for both periods presented.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 of $17.0 million principally resulted from $11.8 million from issuance of common stock , and warrants, net of issuance costs, $5.0 million in debt proceeds and $0.2 million from the exercise of stock option, and $0.1 million of financing fees .

Cash used in financing activities during the six months ended June 30, 2022 of $1.2 million principally resulted from $15.0 million of debt proceeds which was offset by $16.1 million in repayment of existing debt agreement, and exit fees and $0.1 million in payments for financing costs related to the new debt arrangement.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2023:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations (excluding interest)	21,000	5,000	16,000	—	—
Operating lease obligations	4,476	728	2,876	872	—
Cloud computing obligation	1,400	1,400	—	—	—
Total	$26,876	$7,128	$18,876	$872	$—

Off-Balance Sheet Arrangements

As of June 30, 2023, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over technical accounting analyses, and the regular review and application of accounting policies, as the Company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
4.2	Form of Breakeven Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
4.3	Form of SVB Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
4.4	Form of ELOC Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.1*+	2020 Equity Incentive Plan, as amended and restated, and form of award agreements thereunder.
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
10.4**	Statement of Work No.2, dated May3, 2023, by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and Dignity Health Medical Foundation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023).
10.5**	Statement of Work, dated May 12, 2023, by and between Augmedix Operating Corp. and Baylor St. Luke’s Medical Group (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2023).
10.6	First Amendment to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.7	Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.9**	Fourth Omnibus Amendment, entered into on July 11, 2023, by and among Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2023).
10.10*+	Non-Employer Director Election to Receive Shares in Lieu of Cash under the Augmedix, Inc. 2020 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract of any compensatory plan, contract or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: August 14, 2023	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)