Form 10-Q
period 2023-09-30
Augmedix, Inc.
filed 2023-11-13
CIK 1769804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 41,363,915 shares of the registrant’s common stock outstanding as of November 6, 2023.

AUGMEDIX, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands except share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,593	$21,251
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $134 and $102 at September 30, 2023 and December 31, 2022, respectively	9,446	6,354
Prepaid expenses and other current assets	1,906	1,820
Total current assets	33,070	29,550
Property and equipment, net	3,000	1,573
Operating lease right of use asset	3,290	1,567
Restricted cash, non-current	568	612
Deposits and other assets	905	339
Total assets	$40,833	$33,641

Liabilities and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$7,500	$3,750
Accounts payable	1,816	1,563
Accrued expenses and other current liabilities	5,472	5,321
Deferred revenue	7,993	7,254
Operating lease liability, current portion	1,434	872
Customer deposits	486	554
Total current liabilities	24,701	19,314
Loan payable, net of current portion	12,608	11,384
Operating lease liability, net of current portion	2,079	968
Other liabilities	711	509
Total liabilities	40,099	32,175
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 41,275,216 and 37,442,663 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	142,077	127,693
Accumulated deficit	(140,470)	(125,791)
Accumulated other comprehensive loss	(877)	(440)
Total stockholders’ equity	734	1,466
Total liabilities and stockholders’ equity	$40,833	$33,641

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$11,767	$7,864	$32,175	$22,182
Cost of revenues	5,937	4,274	16,894	12,277
Gross profit	5,830	3,590	15,281	9,905
Operating expenses:
General and administrative	4,568	4,136	13,535	12,355
Sales and marketing	2,729	2,304	7,941	6,944
Research and development	2,936	2,608	8,236	7,537
Total operating expenses	10,233	9,048	29,712	26,836
Loss from operations	(4,403)	(5,458)	(14,431)	(16,931)
Other income (expenses):
Interest expense	(642)	(316)	(1,608)	(1,302)
Interest income	288	59	726	68
Loss on debt extinguishment	—	—	—	(1,097)
Change in fair value of warrant liability	(36)	—	(105)	—
Other income	470	244	907	452
Total other income (expenses), net	80	(13)	(80)	(1,879)
Net loss before income taxes	(4,323)	(5,471)	(14,511)	(18,810)
Income tax expense	84	19	168	40
Net loss	$(4,407)	$(5,490)	$(14,679)	$(18,850)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(106)	(117)	(437)	(257)
Total comprehensive loss	$(4,513)	$(5,607)	$(15,116)	$(19,107)
Net loss per share of common stock, basic and diluted	$(0.10)	$(0.15)	$(0.35)	$(0.50)
Weighted average shares of common stock outstanding, basic and diluted	45,520,893	37,426,751	42,236,063	37,412,238

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(in thousands except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	37,442,663	$4	$127,693	$(125,791)	$(440)	$1,466
Exercise of common stock options	112,252	—	85	—	—	85
Stock-based compensation expense	—	—	533	—	—	533
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Net loss	—	—	—	(5,239)	—	(5,239)
Balance at March 31, 2023	37,554,915	$4	$128,311	$(131,030)	$(473)	$(3,188)
Issuance of common stock and warrants, net of issuance costs	3,125,000	—	11,845	—	—	11,845
Exercise of common stock options	82,121		93			93
Stock-based compensation	—	—	570	—	—	570
Exercise of common stock warrants	38,042	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(298)	(298)
Net loss	—	—	—	(5,033)	—	(5,033)
Balance at June 30, 2023	40,800,078	$4	$140,819	$(136,063)	$(771)	$3,989
Reclassification of warrants	—	—	597	—	—	597
Exercise of common stock options, warrants and vesting of restricted stock units	475,138	—	56	—	—	56
Stock-based compensation expense	—	—	641	—	—	641
Issuance costs associated with common stock and warrants			(36)			(36)
Foreign currency translation adjustment	—	—	—	—	(106)	(106)
Net loss	—	—	—	(4,407)	—	(4,407)
Balance at September 30, 2023	41,275,216	$4	$142,077	$(140,470)	$(877)	$734

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

Augmedix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(14,679)	$(18,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	792	607
Stock-based compensation	1,735	1,392
Non-cash interest expense	467	382
Non-cash advertising expense	—	200
Non-cash portion of loss on debt extinguishment	—	1,087
Change in fair value of warrant liability	105	—
Non-cash lease expenses	720	572
Provision for bad debt	32	15
Changes in operating assets and liabilities:
Accounts receivable	(3,125)	2,109
Prepaid expenses and other current assets	(201)	101
Deposits and other assets	(431)	—
Accounts payable	(107)	(111)
Accrued expenses and other liabilities	321	632
Deferred revenue	739	150
Customer deposit	(68)	(37)
Lease liability	(768)	(636)
Net cash used in operating activities	(14,468)	(12,387)
Cash flows from investing activities:
Purchase of property and equipment	(1,912)	(816)
Net cash used in investing activities	(1,912)	(816)
Cash flows from financing activities:
Proceeds from SVB loan payable	5,000	15,000
Repayment of Eastward loan payable	—	(16,125)
Payment of financing costs	(55)	(142)
Proceeds from issuance of common stock and warrants, net of issuance costs	11,809	—
Proceeds from exercise of stock options	235	23
Net cash provided by (used in) financing activities	16,989	(1,244)
Effect of exchange rate changes on cash and restricted cash	(311)	(143)
Net increase (decrease) in cash, cash equivalents and restricted cash	298	(14,590)
Cash, cash equivalents and restricted cash at beginning of period	21,988	41,587
Cash, cash equivalents and restricted cash at end of period	$22,286	$26,997
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,000	$815
Cash paid during the period for income taxes	$10	$13
Supplemental schedule of non-cash investing and financing activities:
Property and equipment in accounts payable	$375	$184
Operating lease right-of-use asset exchanged for operating lease liability	$2,498	$—
Fair value of warrants issued in connection with loan	$492	$72

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

Liquidity

The Company has historically funded its operations primarily by debt and equity financings prior to the merger with Malo Holdings and subsequently funded its operations through cash proceeds obtained as part of the listing on the OTC market and the listing on Nasdaq. As of September 30, 2023, the Company’s existing sources of liquidity included cash and cash equivalents of $21.6 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement and an additional $5.0 million through the Equity Line of Credit with Redmile Group, LLC, which may be utilized starting in the second half of 2024. The Company has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $140.5 million as of September 30, 2023. The Company has relied on debt and equity financing to fund operations to date and expects losses and negative cash flows to continue, primarily as a result of continued research, development, and marketing efforts. The Company’s cash balance and available liquidity will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the September 30, 2023 Form 10-Q. Over the longer term, if the Company does not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance if the Company requires additional future financing that such financing will be available on terms which are acceptable to it, or at all.

Risks and Uncertainties

The Company is subject to a number of risks associated with companies at a similar stage, including dependence on key personnel, competition from similar products and larger companies, ongoing changes within the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions, including ongoing economic impacts from the conflicts in Ukraine and Israel, economic volatility caused by increased interest rates, and instability within the banking system.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022, cash flows for nine months ended September 30, 2023 and 2022, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

Foreign Currency Transactions, Translations and Foreign Operations

The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet dates. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the unaudited interim condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Transaction gains and losses were $0.1 million gain for both the three months ended September 30, 2023 and 2022. Transaction gains and losses were $0.4 million gain and $0.2 million gain for the nine months ended September 30, 2023 and 2022, respectively.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2023 and 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

The Company’s accounts receivable are derived from revenue from customers located in the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual revenue. The Company had three major customers during the three and nine months ended September 30, 2023. Revenues from these major customers accounted for 24%, 13% and 11% of revenue for the three months ended September 30, 2023 and 21%, 13% and 12% of revenue for the nine months ended September 30, 2023. The Company had three major customers during the three and nine months ended September 30, 2022. Revenues from these major customers accounted for 17%, 15% and 12% of revenue for the three months ended September 30, 2022 and 18%, 16% and 12% of revenue for the nine months ended September 30, 2022.

Two customers accounted for 10% or more of the accounts receivable, with balances of $2.9 million and $1.9 million at September 30, 2023. Two customers account for 10% or more of the accounts receivable, with balances of $1.4 million and $0.7 million at December 31, 2022.

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

	September 30,
(in thousands)	2023	2022
Cash and cash equivalents	$21,593	$26,251
Restricted cash	125	125
Restricted cash – non-current	568	621
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$22,286	$26,997

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in the nine months ended September 30, 2023 or 2022.

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

Internal-use software costs of $0.2 million and $0.4 million were capitalized in the three and nine months ended September 30, 2023, respectively. All capitalized costs are related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions will be sold once the software is ready for its intended use. There were no such costs capitalized during the three and nine months ended September 30, 2022.

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

Changes in the deferred revenue account were as follows:

(in thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	$7,254	$6,238
Deferral of revenue	33,907	31,949
Recognition of unearned revenue	(33,168)	(30,933)
Balance, end of period	$7,993	$7,254

Stock-Based Compensation

The Company recognizes compensation expense for time-based restricted stock units (“RSUs”) over the requisite service period based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of Augmedix common stock on the date of grant. We recognize compensation expense for time-based stock options based on the estimated grant-date fair value determined using the Black-Scholes valuation model over the requisite service period.

Certain stock options include service, market and performance conditions (“performance-based stock options”). The fair value of performance-based stock options is estimated on the date of grant using the Monte Carlo simulation model. Awards that include performance conditions are assessed at the end of each reporting period whether those performance conditions are met or probable of being met and involves significant judgment. For performance-based stock options, stock-based compensation expense associated with each tranche is recognized over the longer of (i) the expected achievement period for the operational milestone for such tranche and (ii) the expected achievement period for the related share price milestone determined on the grant date, beginning at the point in time when the relevant operational milestone is considered probable of being achieved. If such operational milestone becomes probable any time after the grant date, we will recognize a cumulative catch-up expense from the grant date to that point in time. If the related share price milestone is achieved earlier than its expected achievement period and the achievement of the related operational milestone, then the stock-based compensation expense will be recognized over the expected achievement period for the operational milestone, which may accelerate the rate at which such expense is recognized.

The Company does not apply an expected forfeiture rate at the time of grant and accounts for forfeitures as they occur. See Note 8 — Stock-based Compensation.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period and pre-funded warrants outstanding because all necessary conditions to convert into common shares were met when those warrants were issued. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. Basic and diluted earnings per share were the same for both of the periods presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive due to the fact that a net loss existed for both the nine months ended September 30, 2023 and 2022.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30, 2023	September 30, 2022
Common stock warrants	4,382,235	2,801,703
Stock options	9,511,659	8,118,888
Restricted stock units	196,688	—
	14,090,582	10,920,591

Correction of Immaterial Error Related to Prior Periods

In the third quarter of 2022, the Company identified an error related to its accounting for sales commissions whereby the Company should have amortized sales commissions for new revenue contracts over the estimated period of benefit which is between the range of 12 to 24 months.

For the three and nine months ended September 30, 2022, sales and marketing expenses were overstated by $0.1 million.

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

3. Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrant liability was reclassified to stockholders’ equity as of September 30, 2023.

The following tables present information about our financial instruments that have been measured at fair value as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$18,803	$18,803	$—	$—
Total	$18,803	$18,803	$—	$—

Financial Liabilities
Loan payable	$20,108	$—	$—	$20,108
Total	$20,108	$—	$—	$20,108

Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$18,974	$18,974	$—	$—
Total	$18,974	$18,974	$—	$—

Financial Liabilities
Loan payable	$15,134	$—	$—	$15,134
Total	$15,134	$—	$—	$15,134

4. Property and Equipment

Property and equipment consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Computer hardware, software and equipment	$8,157	$7,229
Leasehold improvements	475	460
Capitalized internal-use software costs	388	—
Furniture and fixtures	81	73
Construction in Progress	951	163
	10,052	7,925
Less: accumulated depreciation	(7,052)	(6,352)
Property and equipment, net	$3,000	$1,573

The Company recorded depreciation and amortization expense of $0.3 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.6 million during the nine months ended September 30, 2023 and 2022, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation	$3,163	$3,587
Accrued other	617	466
Accrued vendor partner liabilities	1,187	871
Accrued professional fees	100	118
Accrued VAT and other taxes	404	279
	$5,471	$5,321

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

SVB Loan Agreement and Amendment

On May 4, 2022 (the “Effective Date”), the Company and its subsidiary, Augmedix Operating Corporation (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a California corporation, as lender (“SVB”). Borrower’s obligations under the SVB Loan Agreement are secured by first-priority liens on substantially all assets of Borrower. On June 13, 2023, the Borrower entered into a First Amendment to Loan and Security Agreement (“Amendment”) with SVB, which amends certain provisions of the SVB Loan Agreement. Under the SVB Loan Agreement, the term loan facility’s initial stated maturity date was June 1, 2025, which was automatically extended to December 1, 2025 as the Company achieved certain performance milestones that were a condition to such extension. The Amendment provides for further automatic extensions of the term loan facility’s maturity date, with the possibility of automatic extension to June 1, 2027, if the Company achieves certain equity milestones as set forth in the Amendment and certain performance milestones (including with respect to revenue and net income (loss) as set forth in the Amendment. The Amendment also extends the stated maturity date of the revolving credit facility from May 4, 2024 to November 4, 2024.

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

On September 30, 2023, the future minimum payments required under the SVB Loan Agreement, including the final payment, are as follows as of (in thousands):

2023 (3 months remaining)	$—
2024	10,000
2025	10,000
$20,000
End of term charge	1,000
$21,000
Less unamortized debt discount	(892)
Loan payable net of discount	$20,108
Less current portion	7,500
Loan payable, non-current portion	$12,608

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

On June 13, 2023, in connection with the Amendment, the Company issued to SVB a warrant to purchase up to 190,330 shares of the Company’s common stock, $0.0001 par value per share, exercisable at any time for a period of approximately seven years from the date of issuance, at an exercise price of $4.25 per share, payable in cashless basis according to the formula set forth in the warrant. The exercise price of the warrant was adjusted to $3.01 per share upon approval of the Company’s shareholders at the Company’s Annual Meeting of stockholders held on July 13, 2023.

The Company was in compliance with all covenants of the Lender on September 30, 2023 and December 31, 2022.

7. Common Stock, and Preferred Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2023.

On April 19, 2023, the Company entered into a Securities Purchase Agreement with RedCo II Master Fund, L.P. (“Redmile”) and HINSIGHT-AUGX HOLDINGS, LLC, a wholly owned indirect subsidiary of HCA Healthcare, Inc. (the “Purchasers”), pursuant to which the Company sold to the Purchasers for aggregate consideration of approximately $12.0 million an aggregate of 3,125,000 shares of the Company’s common stock at a purchase price of $1.60 per share, pre-funded warrants to purchase up to 4,375,273 shares of common stock, at a price per pre-funded warrant equal to the purchase price per share, less $0.0001, and breakeven warrants to purchase up to 1,875,069 shares of common stock, at an exercise price of $1.75 per share, that will become exercisable on the earliest of (1) the date on which the Company closes an equity or debt financing prior to December 31, 2025, (2) December 31, 2025, if the Company cannot provide written certification that it has achieved cash flow break even from operations, excluding interest payments, for two out of three consecutive quarters between April 19, 2023 and December 31, 2025, on such date, (3) immediately prior to a change of control that occurs prior to December 31, 2025, and (4) the date on which a specified Regulatory Event (as defined in the break-even warrants) occurs; provided, however, that the breakeven warrants shall terminate on December 31, 2025 if none of the foregoing events have occurred on or prior to December 31, 2025. In no event shall the initial exercise date be prior to the 6-month anniversary of the date of issuance, and the breakeven warrants will expire seven years following the date of issuance. The pre-funded warrants have an exercise price of $0.0001 per pre-funded warrant share, became exercisable upon issuance and remain exercisable until exercised in full. On June 13, 2023, the Company and Redmile entered into a separate equity line of credit, which was subsequently approved by the Company’s stockholders on July 13, 2023. This equity line of credit permits the Company to sell shares of its common stock having an aggregate price of up to $5,000,000 to Redmile from time to time, at a purchase price of $1.60 per share, subject to certain conditions set forth in the securities purchase agreement by and between the Company and Redmile dated as of July 13, 2023. On May 19, 2023, the Company filed a registration statement on Form S-3 (File No. 333-272081), which was declared effective by the SEC on May 26, 2023, which registered for resale 9,375,342 shares of the Company’s common stock.

Common Stock Warrants

At September 30, 2023, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of Common Stock Issuable upon Exercise of Warrants	Exercise Price Per Warrant
October 25, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	94,442	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
May 4, 2029	48,295	$4.00
September 2, 2029	1,826,222	$2.88
April 19, 2030	1,875,069	$1.75
June 13, 2030	190,330	$3.01
Perpetual	4,375,273	$0.0001
	8,757,508

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of September 30, 2023, there were no shares of preferred stock issued or outstanding.

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

The number of shares of common stock reserved for issuance under the 2020 Plan increased on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s board of directors. As of September 30, 2023, 410,603 shares of common stock remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

Stock Options & SARs	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
General and administrative	$271	$320	$783	$974
Sales and marketing	57	50	179	120
Research and development	122	85	306	231
Cost of revenues	33	22	86	67
	$483	$477	$1,354	$1,392

RSUs	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
General and administrative	$154	$—	$381	$—
	$154	$—	$381	$—

No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. Stock-based compensation costs of $4,000 and $9,000 have been capitalized as property and equipment through the three and nine months ended September 30, 2023, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the nine months ended September 30, 2023 and 2022 was determined using the methods and assumptions discussed below.

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

For the nine months ended September 30, 2023 and 2022, the fair value of options granted was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	5.9	5.9
Expected volatility	57.1%	54.6%
Risk-free rate	3.9%	2.0%
Dividend rate		—

The weighted average grant date fair value of stock option awards granted was $1.52 and $1.23 during the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes stock option activity under the 2020 Plan for the nine months ended September 30, 2023:

Stock Option & SARs	Number of Shares under Equity Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	8,234,823	$1.82	7.7
Granted	1,737,896	$2.07
Exercised	(290,686)	$1.33
Forfeited and expired	(170,374)	$1.98
Outstanding at September 30, 2023	9,511,659	$1.92	7.4
Exercisable at September 30, 2023	5,832,609	$1.59	6.7
Vested and expected to vest at September 30, 2023	9,511,659	$1.92	7.4

The intrinsic value of the options exercised during the nine months ended September 30, 2023 was $0.6 million. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2023 were $30.7 million and $20.8 million, respectively. At September 30, 2023, future stock-based compensation for options granted and outstanding of $3.4 million will be recognized over a remaining weighted-average requisite service period of 2. 2 years.

RSUs	Number of Shares under Equity Plan	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	263,155	$1.90
Granted	203,988	$4.45
Vested	(263,155)	$1.90
Forfeited and expired	(7,300)	$4.15
Outstanding at September 30, 2023	196,688	$4.47

The aggregate intrinsic value of RSUs outstanding as of September 30, 2023, was $1.01 million. At September 30, 2023, future stock-based compensation for RSUs granted and outstanding of $0.7 million will be recognized over a remaining weighted-average requisite service period of 1.8 years.

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

The grant date fair value of the options was determined using a Monte Carlo simulation model. The Company’s assumptions, for the options expiring on March 3, 2031, for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.77%, respectively. For the options expiring on March 22, 2031, the assumptions for expected volatility, closing price and risk-free rate were 50.0%, $3.00 and 0.87%, respectively. The aggregate estimated fair value of the options was $0.4 million. The Company recognized $0.1 million and $0.1 million in stock-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $0.1 million of unrecognized compensation costs which the Company plans to recognize over a weighted average period of one year. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.

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

Supplemental lease information related to leases for the periods of three and nine months ended September 30, 2022 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$309	$189	$855	$571
Short-term lease cost	107	88	282	263
Total lease cost	$416	$277	$1,137	$834

Other information related to the operating lease where the Company is the lessee is as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Weighted-average remaining lease term	3.4	2.5
Weighted-average discount rate	6.9%	4.0%

Supplemental cash flow information related to the operating lease is as follows (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for operating lease liabilities	$882	$635

As of September 30, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows (in thousands):

2023 (remaining three months)	$360
2024	1,464
2025	753
2026	614
2027	657
Thereafter	193
Total	$4,041
Less: imputed interest	(528)
Operating lease liability	3,513
Less: Operating lease liability, current portion	(1,434)
Operating lease liability, net of current portion	$2,079

Cloud Computing Services

In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of September 30, 2023, the Company has spent approximately $0.5 million against this contract.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations or cash flows. As a result, no liability related to such claims has been recorded at September 30, 2023 or December 31, 2022.

Indemnification Agreements

From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Company’s board of directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements. As a result, no liability for these agreements has been recorded at September 30, 2023 or December 31, 2022.

10. Related Party Transactions

Operating Leases

In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 9), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $0.1 million to the related party during each of the three months ended September 30, 2023 and 2022, respectively, and $0.2 million to the related party during each of the nine months ended September 30, 2023 and 2022, respectively, which is included as rent expense. At September 30, 2023, the amounts owed to the related party were $10,000 and included in accounts payable in the accompanying consolidated balance sheet. At December 31, 2022, the amounts owed to the related party were $4,000 and included in accounts payable in the accompanying consolidated balance sheet.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the 401(k) plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the 401(k) plan are at the discretion of the Company’s board of directors. During the three months ended September 30, 2023 and 2022 the Company made contributions of $31,000 and $33,000, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, to the 401(k) plan.

Effective October 2021, the Company established a savings fund for permanent employees of the Bangladesh subsidiary named Augmedix BD Limited Employees’ Gratuity Fund (“Gratuity Fund”), as per local requirements. Employees will be entitled to cash benefit after completion of a minimum of five years of service with the Company. The payment amount will be calculated on the basic pay and is payable at the rate of one month’s basic pay for every completed year of service. The Company expensed $0.1 million and $50,000 related to the Gratuity Fund during the three months ended September 30, 2023 and 2022, respectively, and the Company expensed $0.3 million and $0.2 million related to the Gratuity Fund during the nine months ended September 30, 2023 and 2022, respectively. The Company has accrued $0.7 million and $0.5 million in other liabilities in the accompanying consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

Similar to the Bangladesh subsidiary, the Company established Gratuity fund for India subsidiary as per local requirements effective April 2023. The Company expensed $4,000 and $25,000 related to the Gratuity Fund during the three and nine months ended September 30, 2023, respectively. At September 30, 2023, $24,000 was accrued in other liabilities in the accompanying consolidated balance sheet.

12. Subsequent Events

On October 17, 2023 the Company’s board of directors approved, for a subset of employees of the Company, the issuance of 107,000 RSUs with an issuance cost of $5.72 and 61,550 SARs with an exercise price of $5.72 per share.

On October 30, 2023, SVB confirmed and extended the interest-only period on the $20 million term loan from January 1, 2024 to July 1, 2024 as the Company met both the revenue and net loss requirement outlined in the amendment to the SVB Loan Agreement.

On October 31, 2023, Augmedix Operating Corp., a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to an office sublease with Turo, Inc., a Delaware corporation, for the property located at 111 Sutter Street, Suite 1300, San Francisco, California. The Amendment extends, among other things, the term of the original sublease until January 31, 2027, unless earlier terminated, and reduced the per square foot cost of the lease.

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

Forward-looking statements include, but are not limited to, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●	our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;

●	our intent to continue investment of additional resources in our platform infrastructure;

●	our expectations around our optimization efforts and investment in technology to expand the efficiency and capability of our platform, including with respect to our cost of revenues;

●	our ability to interoperate with the EHR systems of our customers;

●	our ability to attract and retain key personnel;

●	developments and projections relating to our competitors and our industry, including competing dictation software providers, non-real time medical note generators, and real time medical note documentation services;

●	the competition to attract and retain Medical Documentation Specialists (“MDS”);

●	our reliance on independent third parties (the “Vendors”) who operate certain of our MDS operations centers;

●	our expectations regarding changes in regulatory requirements;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection; and

●	the impact of current and future laws and regulations.

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

Patient care in the United States is principally provided in ambulatory clinics, specialty care centers and hospitals. We serve several care settings, including but not limited to, ambulatory, acute care, telemedicine and veterinary. Roughly 85% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 15% consists of group practices and individual practitioners.

During the third quarter of 2023, we delivered an average of nearly 60,000 notes to our customers each week. We estimate that our products save doctors two to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal benefits to healthcare enterprises from our products are increased clinician productivity, higher clinician and patient satisfaction, and more accurate and comprehensive medical documentation with structured data.

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

Due to the success of our Bangladesh MDS operation center and the need to support additional growth, we began the launch of our own Indian MDS operation center in the second half of 2022. In December 2022, we signed a lease for office space and started training new MDSs and supporting clinicians onsite in February 2023. The Indian MDS operation center has grown consistently in 2023 and now services a mid-single digit percentage point of our providers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Metrics	2023	2022	2023	2022

Average clinicians in service headcount	1,650	1,121	1,517	1,041
Average annual revenue per clinician	$28,300	$27,800	$28,000	$28,100
Dollar-based net revenue retention	157%	130%	147%	130%

Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 200 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service grew 47% to 1,650 from 1,121 for the three months ended September 30, 2023 and 2022, respectively, and grew 46% to 1,517 from 1,041 for the nine months ended September 30, 2023 and 2022, respectively.

Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician increased to $28,300 in the three months ended September 30, 2023, slightly growing from $27,800 in the three months ended September 30, 2022. The average annual revenue per clinician decreased to $28,000 in the nine months ended September 30, 2023, marginally down from $28,100 in the nine months ended September 30, 2022.

Dollar-Based Net Revenue Retention: We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users, products and price, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 157% in three months ended September 30, 2023 compared to 130% in the three months ended September 30, 2022. Growth from existing clients has historically represented a majority of our total revenue growth. Our annual dollar-based net revenue retention increased to 147% in the nine months ended September 30, 2023, up from 130% in nine months ended September 30, 2022.

Components of Results of Operations

Revenues

Our revenues primarily consist of service fees we charge customers to subscribe to our ambient medical documentation and clinical support solutions. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term and are typically subject to a 90 day cancellation notice after the initial one year term. Customer attrition, as it pertains to our Enterprise clients is infrequent. In fiscal 2022, 2021, 2019, 2018, and 2017, we did not lose any of our Health Enterprise clients. We lost one Health Enterprise, client, one of our smallest clients, in the first quarter of 2023. We lost three Health Enterprise clients in fiscal 2020, with the economic strain caused by the COVID-19 pandemic on those clients being the main contributing factor for these losses, but we also won three new Health Enterprise clients during the same year. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who use more than the minimum number of monthly hours, we have the ability to bill for the additional hours utilized at a prescribed contractual price. We also perform upfront implementation services such as Wi-Fi assessments of the clinician’s facilities, shipping devices and accessories to the clinician, testing, selecting and assigning MDSs, obtaining EHR systems credentials for MDSs, and clinician orientation. Revenues associated with implementation efforts are deferred until we go live with our service and then recognized ratably over the initial term of the contract.

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

Our gross profit varies by MDS center. We plan to focus on and grow the operations of the MDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation, such as Notebuilder, to reduce the level of effort required by MDSs and the number of MDSs needed overall to deliver our services. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas, the mix of MDS centers, and the mix of our products, could affect our cost of revenues in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, information technology, compliance, legal and human resources personnel, board of director costs, and our business support team in Bangladesh. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, software implementation fees, compliance testing, investor relations, insurance premiums, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percentage of revenues in the coming years.

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

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$11,767	$7,864	$32,175	$22,182
Cost of revenues	5,937	4,274	16,894	12,277
Gross profit	5,830	3,590	15,281	9,905
Operating expenses:
General and administrative	4,568	4,136	13,535	12,355
Sales and marketing	2,729	2,304	7,941	6,944
Research and development	2,936	2,608	8,236	7,537
Total operating expenses	10,233	9,048	29,712	26,836
Loss from operations	(4,403)	(5,458)	(14,431)	(16,931)
Other income (expenses):
Interest expense	(642)	(316)	(1,608)	(1,302)
Interest income	288	59	726	68
Loss on extinguishment	—	—	—	(1,097)
Change in fair value of warrant liability	(36)	—	(105)
Other income	470	244	907	452
Net loss before income tax	(4,323)	(5,471)	(14,511)	(18,810)
Income tax expense	84	19	168	40
Net loss	$(4,407)	(5,490)	(14,679)	(18,850)

Comparison for the three months ended September 30, 2023 and 2022:

Revenues

	Three Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Revenues	$11,767	$7,864	$3,903	50%

Revenues increased $3.9 million to $11.8 million during the three months ended September 30, 2023, as compared to $7.9 million during the three months ended September 30, 2022. The increase was primarily attributable to a 47% increase in the average number of clinicians in service in addition to a 2% increase in ARPU. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 157% in the three months ended September 30, 2023. Increases in revenue were also attributable to growth coming from new physician practice groups and growth of our Notes business.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Cost of revenues	$5,937	$4,274	$1,663	39%

Cost of revenues increased $1.7 million to $5.9 million during the three months ended September 30, 2023, as compared to $4.3 million during the three months ended September 30, 2022. The increase was primarily attributable to the $1.5 million increase in MDS costs to support the clinicians in service growth. Additionally, cloud hosting costs and depreciation and amortization from hardware spend grew $0.1 million as we have utilized more Automatic Speech Recognition (“ASR”), consumed more cloud hosting as our clinician count increased, and purchased more devices. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 49.5% during the three months ended September 30, 2023, as compared to 45.7% during the three ended September 30, 2022.

General and Administrative Expenses

	Three Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
General and administrative	$4,568	$4,136	$432	10%

General and administrative expenses increased $0.4 million to $4.6 million during the three months ended September 30, 2023, as compared to $4.1 million during the three months ended September 30, 2022. The increase was attributable to a $0.4 million increase in higher salary and salary-related costs both from current employees as raises were delayed until July and from growth in headcount. In addition, there was a $0.1 million increase of facilities costs due to increased rent costs from the expansion into a new building in Bangladesh. Lastly there was a $0.1 million increase in software expenses driven by additional users of existing software and more software applications. Increases were offset by $0.1 million of savings from lower insurance premiums and $0.1 million decline in recruiting fees.

 Sales and Marketing Expenses

	Three Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Sales and marketing	$2,729	$2,304	$425	18%

Sales and marketing expenses increased $0.4 million to $2.7 million during the three months ended September 30, 2023, as compared to $2.3 million during the three months ended September 30, 2022. An increase of $0.2 million was attributable to added headcount of our Customer Success team to support expansion sales and support of our growing customer base, while the growth of our customer onboarding team contributed another $0.1 million increase to expenses. The remaining $0.1 million of growth was driven from increased spending on advertising and public relation expenses.

Research and Development Expenses

	Three Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$2,936	$2,608	$328	13%

Research and development expenses increased $0.3 million to $2.9 million during the three months ended September 30, 2023, as compared to $2.6 million during the three months ended September 30, 2022. Research and development expenses increased by $0.3 million mainly due to additional investments in engineering and product plus an incremental $0.1 million of spend on training. This was offset by a $0.2 million capitalization of software expenses from the application development of Augmedix Go.

Other Income (Expenses)

	Three Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Interest expense	$(642)	$(316)	$(326)	103%
Interest income	288	59	229	388%
Change in fair value of warrant liability	(36)	—	(36)	100%
Other income	470	244	226	93%
	$80	$(13)	$93	(715)%

Our interest expense increased $0.3 million to $0.6 million during the three months ended September 30, 2023, compared to $0.3 million during the three months ended September 30, 2022. The increase was attributable to a higher interest rate on our debt due to the higher Federal Funds rate combined with an increase in our total debt outstanding. Our interest income increased by $0.2 million to $0.3 million during the three months ended September 30, 2023 compared to $0.1 million during the three months ended September 30, 2022, due to higher interest rates and the increased use of money market funds.

Other income increased $0.3 million to $0.5 million in the three months ended September 30, 2023 compared to $0.2 million during the three months ended September 30, 2023. The increase was primarily due to a $0.3 million incentive payment received by the Company from the Bangladesh Government for investments made in Bangladesh.

Comparison for the nine months ended September 30, 2023 and 2022:

Revenues

	Nine Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Revenues	$32,175	$22,182	$9,993	45%

Revenues increased 45%, or $10.0 million, to $32.2 million during the nine months ended September 30, 2023, as compared to $22.2 million during the nine months ended September 30, 2022. The increase was primarily attributable to a 46% increase in the average number of clinicians in service and slightly offset by a nominal decrease in ARPU driven by a larger mix of emergency department shift-based clinicians. The increase in the average number of clinicians in service was driven predominately by our existing Health Enterprises adding physicians, as well as growth in the number of clinicians using Augmedix Notes, and the addition of new customers. Dollar-based net revenue retention was 147% in the nine months ended September 30, 2023.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Cost of revenues	$16,894	$12,277	$4,617	38%

Cost of revenues increased $4.6 million to $16.9 million during the nine months ended September 30, 2023, as compared to $12.3 million during the nine months ended September 30, 2022. The increase was primarily attributable to a $4.3 million increase in MDS costs driven by additional clinicians in service. In addition, cloud hosting costs increased by $0.2 million due to the addition of new clinicians, and higher spend on consumption-based technology to drive automation. Lastly, there was a $0.2 million increase in hardware depreciation due to the growth of clinicians. Gross margin for the nine months ended September 30, 2023 was 47.5%, as compared to 44.7% in the nine months ended September 30, 2022.

General and Administrative Expenses

	Nine Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
General and administrative	$13,535	$12,355	$1,180	10%

General and administrative expenses increased $1.2 million to $13.5 million during the nine months ended September 30, 2023, as compared to $12.4 million during the nine months ended September 30, 2022. The increase was attributable to a $0.3 million increase in legal fees associated with the debt amendment and equity raise. There was also a $0.3 million increase associated with higher Board of Director fees and our HITRUST certification costs, as well as $0.2 million of facilities costs associated with the new building in Bangladesh. The remaining $0.4 million was attributable to an increase in salary and salary-related expenses both from growth in headcount and from raises implemented for US employees in July 2023.

Sales and Marketing Expenses

	Nine Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Sales and marketing	$7,941	$6,944	$997	14%

Sales and marketing expenses increased $1.0 million to $7.9 million during the nine months ended September 30, 2023, as compared to $6.9 million during the nine months ended September 30, 2022. The increase was attributable to a $0.5 million of additional costs due to a larger customer onboarding team to support the growing number of clinicians launching our services, $0.2 million of additional spending in marketing and public relations, and a $0.4 million increase in the combined salaries of the Customer Success Management and the Analytics & Insights teams, partially offset by a $0.2 million decrease in salaries of the sales team.

Research and Development Expenses

	Nine Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$8,236	$7,537	$699	9%

Research and development expenses increased $0.7 million to $8.2 million during the nine months ended September 30, 2023, as compared to $7.5 million during the nine months ended September 30, 2022. The increase was primarily attributable to a $0.7 million investment into engineering and product headcount along with higher salaries, offset by $0.4 million of capitalization of application development costs for Augmedix Go. The remaining $0.4 million expense increase was driven by higher training costs to grow our MDS capacity to meet the service needs of our larger base of clinician users.

Other Income (Expenses)

	Nine Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Interest expense	$(1,608)	$(1,302)	$(306)	(23)%
Interest income	726	68	658	968%
Loss on debt extinguishment	—	(1,097)	1,097	(100)%
Change in fair value of warrant liability	(105)	—	(105)	(100)%
Other	907	452	455	101%
	$(80)	$(1,879)	$1,799	(96)%

Our interest expense increased $0.3 million to $1.6 million during the nine months ended September 30, 2023, compared to $1.3 million during the nine months ended September 30, 2022, The increase was attributable to a higher interest rate on our debt due to the higher Federal Funds rate combined with an increase of our total debt outstanding. Our interest income increased by $0.7 million to $0.7 million during the nine months ended September 30, 2023 due to the increased use of money market funds and higher interest rates. There was a $1.1 million decrease in loss on debt extinguishment in the nine months ended September 30, 2023 versus September 30, 2022 due to the refinancing of our debt facility last year. There was a $0.1 million decrease in the nine months ending September 30, 2023 versus September 30, 2022 due to change in fair value of our warrant liability.

Other income increased $0.5 million in the nine months ended September 30, 2023 mainly due to a $0.2 million increase in Bangladesh government incentive payments received by the Company for investments made in Bangladesh and a $0.3 million gain on foreign exchange.

Additionally, there is no assurance if we require additional future financing that such financing will be available on terms that are acceptable to us, or at all.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from sales of common stock, preferred stock previous to 2020, and cash from equity financings and borrowings under various facilities, which are further described below. As of September 30, 2023, we had cash resources of $22.3 million which includes $0.7 million of restricted cash to secure our credit card facility balances, to collateralize a letter of credit in the name of our landlord pursuant to an operating lease, and for a post-employment savings fund established for the benefit of eligible Bangladesh employees. Since Augmedix’s inception in 2013 until today, we have financed our operations primarily through the private and public sale of approximately $205 million of preferred and common stock and from various debt arrangements. As described in Note 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2023 of $140.5 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the September 30, 2023 Form 10-Q. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(14,468)	$(12,387)
Investing activities	(1,912)	(816)
Financing activities	16,989	(1,244)
Effects of exchange rate changes on cash and restricted cash	(311)	(143)
Net increase (decrease) in cash, cash equivalents and restricted cash	$298	$(14,590)

Operating Activities

Cash used in operating activities was $14.5 million and $12.4 million for the nine months ended September 30, 2023 and 2022, respectively. Cash used in operating activities during the nine months ended September 30, 2023 principally resulted from our net loss of $14.7 million, which includes non-cash charges of $3.9 million, and increase in working capital of $3.6 million.

Cash used in operating activities during the nine months ended September 30, 2022 principally resulted from our net loss of $18.9 million, which includes non-cash charges of $4.3 million, and decreases in working capital of $2.2 million.

Investing Activities

Cash used in investing activities was $1.9 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for both periods presented.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2023 of $17.0 million principally resulted from $11.8 million from issuance of common stock, and warrants, net of issuance costs, $5.0 million in debt proceeds, and $0.2 million from the exercise of stock options.

Cash used in financing activities during the nine months ended September 30, 2022 of $1.2 million principally resulted from $15.0 million of debt proceeds which was offset by $16.1 million in repayment of an existing debt agreement, and exit fees and $0.1 million in payments for financing costs related to the new debt arrangement.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2023:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations (excluding interest)	21,000	10,000	11,000	—	—
Operating lease obligations	4,041	360	2,831	850	—
Cloud computing obligation	1,300	1,300	—	—	—
Total	$26,341	$11,660	$13,831	$850	$—

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over technical accounting analyses, and the regular review and application of accounting policies, as the Company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among Malo Holdings Corporation, a Delaware corporation, August Acquisition Corp, a Delaware corporation, and Augmedix, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
3.1	Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
10.1*	Fourth Omnibus Amendment, entered into on July 11, 2023, by and among Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2023).
10.2*	Fifth Omnibus Amendment, entered into on October 10, 2023, by and among Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.3	Amendment to Sublease, by and between Augmedix Operating Corp. and Turo Inc., dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2023)
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Filed herewith.

*	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: November 13, 2023	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)