Form 10-K
period 2023-12-31
Augmedix, Inc.
filed 2024-03-26
CIK 1769804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2023), was approximately $117 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
There were 48,739,739 shares of the registrant’s common stock outstanding as of March 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
Forward-looking statements include, but are not limited to, statements about:
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our estimates regarding future revenues, capital requirements and our need for or ability to obtain additional financing to fund our operations;
•our ability to further penetrate our existing customer base;
•our ability to attract and retain key personnel;
•developments and projections relating to our competitors and our industry, including competing dictation software providers, third-party, non-real time medical note generators, real time medical note documentation services, and AI-supported software;
•the competition to attract and retain MDSs (as defined below);
•our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
•our expectations regarding changes in regulatory requirements;
•the impact of current and future laws and regulations; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
•We have incurred significant losses in the past and will experience losses in the future.
•We may not have sufficient cash available to make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital to fund our operations.
•Our revenue is concentrated with a small number of customers.
•Our product depends on our ability to operate within the EHR (as defined below) systems of our customers, and if we are unable to access these systems, then our operations and business and operating results could be harmed.
•If we fail to successfully develop and introduce new products and features to existing products or fail to increase the automation of our existing products, our revenues, operating results and reputation could suffer.
•Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.
•We have competitors who are much larger than we are, have more financial resources, and have a more recognizable brand, all of which may make it hard for us to maintain and execute our growth strategy.
•A number of new competitors have entered the market in the last year using large language models to accelerate their ability to generate an automated note. A number of these new entrants are well funded and backed by large venture capital firms and health systems. Any increased competition for customers could negatively impact our growth and create retention risk for our existing customers and doctors.
•Our significant international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.
•If we fail to increase market awareness of our brand and products, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

•We may require additional capital to support our business growth, and such capital may not be available.

PART I
ITEM 1. BUSINESS
Our Mission

Augmedix empowers clinicians to connect with patients by liberating them from administrative burden through the power of ambient AI, data, and trust. Our platform transforms natural conversations into organized medical notes, structured data, and point-of-care notifications that enhance efficiency and clinical decision support.
Overview

Augmedix, Inc. was incorporated in 2013 and launched its commercial synchronous, remote documentation services in 2014.

Today, Augmedix provides industry-leading, ambient AI medical documentation technology with ambient clinical intelligence that alleviates administrative burden and gives doctors more time to focus on patient care. Augmedix’s products extract data from natural clinician-patient conversations and convert it in real time to medical notes, which are seamlessly transferred to the electronic health record (“EHR”).

The medical note documentation and administrative burden in the United States is significant and is a major contributor to physician burnout. According to a 2019 study in the Annals of Internal Medicine, physician burnout costs the U.S. healthcare industry $4.6 billion per year due to lost productivity and higher turnover, with the cost of replacing a single physician estimated to be between $100,000 and $1 million. It also is adversely impacting industry productivity because the considerable amount of time physicians spend on documentation could be better utilized seeing more patients.
Physicians and health systems in the United States often turn to 3rd party service providers and “Health IT” solutions to alleviate these swelling documentation burdens. Available solutions range in scope from in-person human scribing services, physically present at the point of care, to Health IT solutions such as single-party dictation and ambient documentation solutions. We are a provider of ambient documentation products that are able to convert the natural conversation between physicians and patients into timely and comprehensive medical notes.

Clinicians access our applications through mobile devices such as smartphones. The ambient AI platform used by our applications incorporates speech-to-text (“STT”) models, which are also known as Automatic Speech Recognition ("ASR”) models, proprietary natural language processing (“NLP”) models, large language models (“LLM(s)”) and structured data sets to generate the note. Depending upon the product, the draft note is ready for clinician review promptly or sent to one of our Medical Documentation Specialists (“MDSs”) for quality assurance and edits. Completed notes are uploaded via integration or manually into the patient’s chart in the EHR system. The EHR system (e.g. Epic, Cerner, MEDITECH), is third-party software licensed by the healthcare clinic or system to manage patient charts.

Importantly, Augmedix offers additional value beyond the medical note through its open ecosystem of digital health solutions, its ability to provide vital data during patient visits by delivering point-of-care notifications in real time, and its transformation of unstructured data into structured data from physician-patient interactions and upload it directly to the health system’s data lake. This data can then provide health systems insights into workflow efficiencies, clinical outcomes, reimbursement issues, and readmissions data.

Patient care in the United States is principally provided via ambulatory clinics, specialty care centers, hospitals, and telemedicine platforms. We serve all these care settings, including over 50 medical specialties. Roughly 85% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 15% consists of group practices and individual practitioners.

During the fourth quarter of 2023, we delivered approximately 70,000 notes to our customers each week. We estimate that our products save clinicians up to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal return on investment ("ROI") benefits to healthcare enterprises from our products are increased productivity, , optimized reimbursements, higher clinician satisfaction, and better patient care. An underlying reason for the reimbursement improvement is that our notes are comprehensive and often capture more of the services rendered during the patient encounter than when clinicians create the note themselves from memory.
The COVID-19 pandemic and resulting safety protocols served as a catalyst for the industry’s adoption of virtual products such as ours. With the wide acceptance of telemedicine, remote documentation was also widely accepted, particularly as in person scribing had limitations during the pandemic.

Our technology vision is to enable clinicians to focus on their patients by relieving them of the administrative burden through our ambient AI documentation and data solutions. We will achieve this vision by automating as much of the medical note creation process as possible by combining artificial intelligence technologies, such as STT, NLP and LLMs, with structured data models. While the unstructured nature of a conversation between physician and patient creates challenges to generating a fully comprehensive and accurate note, we believe technical advances in AI and the incorporation of learnings from the tens of thousands of notes that we generate weekly will continue to improve upon the quality of our fully automated notes and result in improved operating efficiencies and a higher ROI for the clinician and health system.
Our automation approach is to meet clinicians where they are by offering a portfolio of products, some using just AI and others combining AI and human quality assurance. For some doctors, and for many patient encounters, a AI-generated note suffices. For complex patient encounters, having a MDS edit and review an AI-generated note is what we believe many clinicians prefer. We train our MDSs to be experts at using our technology tools to consistently and efficiently deliver high-quality, structured medical notes that need minimal clinician review. Based on the level of editing and review a clinician is comfortable in providing, our product portfolio can meet those varying clinician requirements.
Our Industry
Accurate medical records are indispensable to quality patient care. The cornerstone of any medical record system is proper recording of a patient’s visit conversation and examination as it occurs. Pen and paper, either in the hands of a physician or an in-person documentation specialist, was the traditional method of producing medical notes, but in the hands of a caregiver, this method can be both time-consuming and subject to subsequent misinterpretation due to illegibility or other factors. Misinterpretation of the information can lead to confusion regarding the patient’s condition and/or clinician services provided. Further, there has been a significant increase in the volume of medical information required as well as an increase in the number of recipients.
The advent of computerized record systems as an integral part of the healthcare landscape is due to the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). This act ushered in a new era of record keeping in which medical records are stored as electronic text and data that enhances legibility and has the potential to be more thorough. Furthermore, computerized record systems can be instantly accessed by numerous practitioners at the same time, which has enabled medical practitioners to immediately share medical records with each other for mutually served patients.

The enormous resources expended on medical documentation has burdened the healthcare industry and caused many organizations, as well as individual practitioners, to look towards third-party service providers and Health IT products. Existing EHR medical record systems are generally cumbersome for practitioners to use due to their highly structured nature and regimented user interfaces, which can restrict data entry and be quite time-consuming. Today, we estimate that up to one-third of a doctor’s day is consumed by the required and complex interactions with the EHR. This can lead to many physicians authoring their notes hours or days after the actual patient visit. Physicians also need to invest significant time to familiarize themselves with the EHR whenever a new EHR is adopted or whenever an update to an existing EHR is introduced. These issues are compounded by the fragmented nature of the EHR space, with over 500 different EHRs available in the United States, the largest of which are Epic, Cerner, and MEDITECH.
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
Our Opportunity
We serve the ambulatory/clinical/hospital segments of the U.S. patient care services market with products that address medical note documentation needs. Our products cater to large and small healthcare organizations but can also be adopted by individual practitioners. There are approximately 1.1 million physicians in the United States and with our expanded portfolio of products we serve almost every specialty, or effectively, nearly 100% of these doctors. With the recent addition of Augmedix Go to the product portfolio, now basically every clinician falls within the productivity parameters we establish for realizing significant productivity gains from utilizing one of the products in our portfolio.
Starting in 2024, our business will focus on two key products, Augmedix Go and Augmedix Live. We will have different versions of Augmedix Go that correspond to varying levels of support from an Augmedix MDS. They range from no support, where the draft note is sent directly to the clinician for review and sign off, to support of 100% of generated notes, where the note is first reviewed and quality assured by the MDS before it is sent to the clinician for sign off. We believe Augmedix Live will likely be the preferred product for approximately 5-10% of the US clinician market, while autonomous products such as Augmedix Go will ultimately cater to up to 85% of that market. The price-sensitive Augmedix Go segment of the market has historically been served by dictation vendors or has been unserved (the clinicians manually produce the note).
In addition to physicians who work in the ambulatory or clinic setting of healthcare centers, there are over 60,000 emergency department physicians in the United States today. We currently serve clinicians in the emergency departments of hospitals.
We currently have a handful of veterinary emergency medicine clients using our services. There are over 45,000 veterinary doctors practicing emergency medicine in the United States.
Based on the above segments and our current monthly subscription price per clinician, we believe that our total addressable market in the United States is approximately $8.0 billion annually.
Our existing enterprise customers employ directly, or are affiliated with greater than 150,000 addressable clinicians, representing an addressable market of approximately $1.6 billion, or about 20% of the total addressable market.

Finally, the documentation burden and burnout issue reaches beyond the physician to nurses and other care professionals. We are currently exploring products for these other healthcare professionals which could further expand our total addressable market.
The Benefits of our Services
The core value of our service is relieving the documentation burden placed on clinicians, thus enabling clinicians to better focus on their patients. According to a 2023 Physician Compensation Report and National Physician Report, it is estimated that clinicians spend approximately one-third of their day on non-revenue generating documentation activity. Our products enable clinicians to reclaim this time while improving medical documentation and quality measures for reimbursement. We believe our products lead to higher patient satisfaction, as clinicians can focus their entire attention on their patients instead of having to disrupt the natural flow of interaction to write, type, or dictate the medical note themselves during or after the visit.
For our Augmedix Live customers, we also provide point of care support including care gap reminders, orders and referrals, which enhance our value proposition and help distinguish us from competing offerings. Care gap reminders are text notifications that we provide to physicians at the point of care to remind them of clinical matters that should be addressed. Our MDSs source the information for such reminders from the patient’s EHR or third party solutions, which physicians sometimes do not have time to review thoroughly prior to the patient visit. Examples of reminders include notifications of medication contraindications, vaccinations, or preventive screening tests that are due.
Our value proposition is anchored on the time savings we generate for our users and the increased reimbursement levels attributed to our more comprehensive and accurate notes. We can save clinicians up to three hours per day in paperwork administration, depending on patient volume. Our documentation products can increase productivity by up to 20% and clinicians’ satisfaction with work-life balance by 49%, according to internal studies and customer satisfaction surveys. We have created a data-driven sales approach with health systems to evaluate productivity and charting efficiency of all eligible providers. Understanding each individual clinician’s efficiency enables us to clearly identify their potential productivity boost and provide the health system with a credible estimate of the expected ROI at the enterprise level by adopting our products.
Our products have also demonstrated their positive effect on improving the top-line of our enterprise customers. Based upon the results of a study we conducted in 2022 of a representative cohort of 100 physicians from one of our enterprise customers, our products can be expected to generate an estimated $4.12 million of net revenue over a 12-month period for a comparably-sized cohort comprised of primary care (63%) and specialty (37%) clinicians. For these purposes, we define net revenue as the gross improvement in revenue less the fees paid to Augmedix. The same study showed an average increase in hourly productivity of 14.8% and 16.1% for primary care physicians and specialists, respectively. We believe the economic benefit from productivity gains, coupled with increased clinician satisfaction and the inherent tight integration into their workflows, are the primary drivers behind our high net revenue retention rate, which stood at 152% as of the quarter ended December 31, 2023.
What Sets Us Apart
Since we developed our concept of virtual, synchronous medical note documentation from natural physician-patient conversations, a number of companies have entered the field. To varying degrees, each offers a product that addresses the documentation burden faced by physicians. We believe that our products are distinct from these other competitive solutions because our products address every aspect of the documentation burden placed upon clinicians.
Importantly, we create our notes from the ambient conversation between physician and patient as the input source for the medical notes we produce through our platform. This results in the greatest time savings for physicians, as they do not have to expend time on extraneous functions to transmit the information to us (e.g., they don’t have to perform time-consuming verbatim dictations post visit or at the end of the day). Allowing for a natural physician-patient discussion also results in higher patient satisfaction since physicians can spend less time typing into the computer and are not required to alter their natural interactions with patients.
In addition to relying upon the ambient conversation between physician and patient, we offer both real-time synchronous and asynchronous products. Few competitors offer both, as synchronous products are highly challenging to develop from a logistical and technical perspective.
Our technology platform integrates AI software, such as natural language processing and large language models with structured data models, to create organized, comprehensive medical notes and the related medical data.
Our product suite, which includes a real-time, synchronous product, with 2-way interactivity capabilities, differentiates us from our competitors. Our platform enables us to offer care gap reminders, orders and referrals, among other services, which are viewed as vitally important by many physicians. Most competitive solutions emerging on the market offer the basic note, and little more.
Our product suite will also soon include a feature where the provider or health system chooses the level of support desired. Customers can elect to have no support, where our technology platform delivers the draft medical note directly to the clinician, or they can have 100% of their notes reviewed by our MDSs, or some level of support in between these two. The trade off is higher pricing for more support (and therefore, less documentation effort for the provider) or vice versa.
Finally, our operational and technical flexibility enables us to serve approximately 50 specialties across several EHRs in a wide variety of care settings, including acute care. This provides us a significant competitive advantage as this flexibility allows us to accommodate a very wide range of clinician workflows. Most competitive offerings support a much narrower range of specialties and often underperform in complex multi-problem visits. Further, few competitive solutions offer support for acute/hospital settings. Augmedix has been serving the emergency department setting for many years and recently developed a fully automated product that performs well in that non-linear environment.
We are also building an API-centric platform that will allow third-party healthcare IT partners to deliver their services more effectively and passively via our existing two-way communication channel to the point of care. With this open ecosystem, our existing communication channel provides even more value to the health care system as we can provide highly relevant information, based on the conditions present during the patient encounter, to ensure the care provided is optimized. As an example, Augmedix has partnered with The Sullivan Group to provide adaptive nudges at the point of care regarding patient safety. Another example partner we’ve recently announced is Ellipsis, who will be leveraging Augmedix’s point of care presence to provide depression and anxiety scoring, alongside relevant next steps, based on voice biomarkers captured by Augmedix.
Our Products and Business Model
We provide the following suite of products, all of which use our technology platform, to produce high quality medical documentation. Augmedix Live and Augmedix Go Assist, previously called Augmedix Notes, are supported by our quality-trained MDSs who review and edit notes prior to clinician sign off. We also provide data services associated with all of our products, which include aggregated structured data and metadata associated with medical notes that we generate.

•Augmedix Go, an autonomous, ambient AI mobile software application, was launched for general availability in the ambulatory setting in December 2023. It provides ambient fully automated medical documentation based upon recorded visits. Clinicians access this service through a mobile phone. Recorded visits are ingested by our technology platform which automatically generates structured, draft medical notes that are ready within minutes for the clinician’s review and sign off. There are no Augmedix-provisioned humans-in-the-loop needed to power note creation via Augmedix Go. This product is offered a a fixed monthly subscription price.

•Augmedix Go Assist, formerly known as Augmedix Notes, provides asynchronous medical documentation based upon previously recorded visits. Clinicians access this product through the mobile phone Augmedix Go application. MDSs deliver edited and reviewed medical notes into the patient’s EHR chart for final review by the clinician within 4 hours or less, depending on contract terms. This product is offered at a fixed monthly subscription price, or on a monthly subscription price based upon the monthly patient-facing clinic hours per the clinician’s schedule. As our technology platform advances further, the amount of MDS effort needed to review a medical note will continue to decline, allowing for one MDS to serve an increasing number of clinicians.
•Augmedix Live provides synchronous medical note documentation and point-of-care support. Clinicians access the service through mobile phones, managed by us or their health enterprise. An MDS is matched with a clinician during the clinician’s shift and remotely streams the video and /or audio of the patient encounter. Supported by proprietary tools within our technology platform, the MDS generates medical notes, reviews them for completeness and accuracy and transfers them into the patient’s EHR chart for final review by the clinician. MDSs are often considered an extension of the care team by the clinicians they serve and engage in two-way communication with the clinician throughout the shift. MDSs provide additional value-added services including pending orders, referral letters, and care gap reminders regarding clinical matters. This service is offered as a fixed monthly subscription with various tiers based upon committed monthly clinical hourly support. Tiers may be adjusted as necessary to align with any changes to the clinician’s work schedule.
•Augmedix Prep provides chart preparation delivered prior to the patient visit. Patient demographics, past medical history, medication changes and other key data points from the patient’s health record are transferred to the current visit note to help the clinician prepare for the visit. This service is offered at a fixed monthly subscription price and can be fully automated with EHR integration.
Our Competition
We compete on the basis of quality of service, breadth of services, price, and flexibility in accommodating varying clinician workflows. We believe our competitors fall into four broad categories.
•Ambient, real time draft medical note documentation services. There are a number of new entrants using AI and LLMs to create a draft medical note. These products require the clinician to review, edit, and finish the medical note as the technology, currently, is unable to produce fully accurate and comprehensive notes on a consistent basis. Typically, the longer and more complicated the patient visit, the more editing the clinician needs to perform. While these products place more documentation burden on the clinician than other ambient-class products, the trade off is substantially lower pricing.
•Dictation software providers. Dictation software provides a do-it-yourself tool for those clinicians who prefer to create their own medical notes and would rather speak them word-for-word versus typing. Dictation is the lowest cost documentation tool on the market but also provides the least utility and requires significant time and effort on the part of the clinician. Several of our enterprise customers also provide their clinicians with dictation tools. Examples include Dragon, an offering of Microsoft Corporation via their acquisition of Nuance, Fluency from Solventum, a subsidiary of 3M Corporation, and Fusion by Dolby Systems.
•Ambient, non-real time asynchronous medical note generators. Ambient, non-real time solutions are substantially more expensive than dictation software because they rely on vendor-provisioned humans-in-the-loop. They provide more value to clinicians than dictation because they more accurately capture and reflect the ambient conversation between clinician and patient, which they use as their primary input source, saving the clinician considerably more time. Through our Augmedix Go Assist product, we are a participant in the ambient, non-real time segment of the market. Our Augmedix Go Assist product, formerly known as Augmedix Notes, differentiates itself from other market services primarily on the basis of note quality, and its flexibility as it relates to the clinician’s workflow, care setting, and price. Other market participants include Microsoft Nuance DAX, IKS Healthcare, and ScribeAmerica’s Speke.
•Ambient, real time synchronous medical note documentation services. These solutions deliver the most value to physicians given their timeliness, synchronous nature, and capability to offer additional interactive two-way services. Clinicians can expect to see considerable time savings by minimizing any downstream editing as any ambiguities that occur during the patient encounter are dealt with at the time they arise. Our real time product, Augmedix Live, differentiates itself from in-person providers by leveraging proprietary automation technology that enables a more uniform level of note quality, delivering ancillary services on an automated basis, and leveraging a lower-cost and abundant supply of remotely-located documentation specialists. Offering additional interactive products on an automated basis provides us with pricing flexibility as the marginal cost associated with such products is nominal. The largest participant in this segment, ScribeAmerica, provides this service primarily in-person. In-person solutions have drawbacks, however. A major challenge is the available supply of qualified candidates to fill the role of documentation specialist, which is limited to the geographic location of the clinician and can contribute to the relatively high cost of such a delivery model. Additionally, some patients are uncomfortable in the presence of an unfamiliar non-clinician in the exam room. IKS Health is another participant in this segment.
Our Growth Strategy
There are over 1.1 million physicians in the United States, of which 69% work for, or are affiliated with, a health system. Our current enterprise customer accounts, together, employ directly, or have affiliations with, a total of approximately 250,000 physicians, of which we currently serve a small fraction. Our growth strategy is focused on the following six areas:
•Expand our relationship with current large physician group and health system customers. Historically, our growth has been fueled by reducing physician burnout for high producing physicians. This approach has led to steady growth since our inception. Our data-driven approach to expand existing accounts identifies physicians whose productivity is below targeted levels as a result of their documentation burden. We believe proactively identifying these physicians and demonstrating the value of our service will help accelerate growth within our existing client base.
•Sell new products to our existing health systems. The 2020 launch of Augmedix Notes helped us expand our relationship with existing customers as Augmedix Notes unlocked new segments of clinicians at a lower price point than our Augmedix Live service. In 2021 we launched our Emergency Department offering that expanded our total addressable market and provided a new entry point into health systems. Most recently, we launched Augmedix Go for the ambulatory care setting in December 2023, which expanded our addressable market as it caters to a price segment where most clinicians sit and that our other products did not address. We are currently beta testing Augmedix Go for the acute care setting and plan to make this product commercially available in the coming months. This acute care setting version of Augmedix Go has further increased our addressable market, particularly since it is among the earliest entrants in that market. We will continue to expand our offerings where we have data and assets that provide us a competitive advantage.
•Sell our products to new health systems and large physician groups. Our sales team consistently seeks to identify health systems and large physician groups that we believe will benefit from our products. We believe that the attributes of potential customers most suited to our products include physicians that struggle with documentation efficiency, customers who seek to transition to value-based care, and customers who are in geographic locations where the workforce is not suited to assist physicians with documentation due to cost, lack of skills, or scarcity of qualified staff. Our November 2023 equity raise has provided us the capital to significantly expand our sales team, enabling us to go after the rapidly expanding market which has been activated by the launch of lower priced AI-driven documentation products.

•Target sales to small practices and independent physicians. A portion of our potential customer base includes small group practices and individual physicians who are not affiliated with health systems or large physician groups. We aim to contract with these parties directly for our services using a transactional sales model.
•Leverage channel partnerships to drive sales. We believe our position in the exam room may be attractive to potential partners with adjacent offerings. Examples could include data analytics companies working to provide physicians with clinical insights, EHR companies that are trying to facilitate medical note documentation for their customers, pharmaceutical companies that seek physician participation in clinical trials, practice management companies, and large technology companies.
•Partner with third parties to deliver their services through our two-way communication channel to the point of care. Our bi-direction communication channel to the point of care is a powerful asset that can not only deliver our documentation services, but seamlessly and more effectively deliver other healthcare services that create strong ROI for our health system customers. We believe there is an opportunity to generate high-gross margin revenue from such third-party partners.
Our Technology
Our Technology Strategy
Our technology strategy is focused on creating and delivering a fully automated medical note and related data solutions from the unstructured, ambient conversation between the clinician and patient. The mobile applications that we provide to clinicians are familiar and simple to operate. Clinicians use a mobile device, managed by us or their healthcare enterprise. Our technology platform is compliant with HIPAA standards as they relate to data security.
Our platform is remote and mobile, and, thus, well-suited to support both in person and telemedicine visits. The mobile application used by clinicians can capture telemedicine visits regardless of the telehealth platform used by the clinician. With Augmedix Go, Augmedix Go Assist, and Augmedix Live, we render a seamless service experience as the clinician moves from telephone calls, to video calls, to in person visits. With Augmedix Go, which we launched for the ambulatory care setting in December 2023, we provide the same seamless service but that generates medical notes using our AI, without review from an MDS, and then deposited into the patient’s electronic health record for review and acceptance by the clinician.
Clinician Mobile Applications
Our products are delivered through mobile applications that run on Android or iOS devices. The clinician’s interface device, predominately a smartphone, is used during patient encounters to enable a secure audio/video observation of the visit. At the end of 2023, we had separate mobile apps for Go, Notes, and Live, but are currently consolidating to two mobile apps: Live and Go. These applications can be downloaded onto mobile devices managed by us or client healthcare enterprises. All devices managed by us are locked down to ensure their security and integrity.
Technology Platform
Our technology platform includes patented, proprietary software that uses Artificial Intelligence (“AI”) technologies such as speech-to-text (“STT”) models, proprietary natural language processing (“NLP”) models and large language models (“LLMs”) integrated with structured medical data models to facilitate the note creation process. Additions and corrections to notes we produce can be made by the clinician or MDS through the mobile device or a web application.

We use STT to create a multi-party diarized transcript of the ambient conversation and clinician dictation recordings (clinicians sometimes choose to dictate some element of the note, typically post visit). Augmedix has partnered with Google Cloud to customize a medically tuned set of STT models that integrate into our platform, while we also use other STT services. Additionally, Augmedix utilizes a post-processing step to improve transcription accuracy and relevance.
We apply NLP models and LLMs to the diarized transcript to identify and organize relevant medical entities and content from the diarized transcript. We use a collection of Large Language Models (LLMs) to generate an initial medical note. Because of the diverse characteristics of note sections across specialties, we use different LLMs to generate different sections of the note.
The foundational LLMs are tuned using gold-standard notes generated by our Medical Documentation Specialists (MDS), our human quality specialists for higher-level service products, from our 70,000 higher-level service visits that we process every week, across 50+ specialties.
We tune models by specialty, visit type and note. Specialties have different note sections and even the same note section may contain slightly different note content. For example, while primary care, ED, and oncology all have HPI and A/P sections, ED has an additional re-eval section in the MDM (Medical Decision Making), and oncology has additional sections. Additionally, even though both primary care and oncology have an HPI section, some of the content that is in the HPI section for primary care belongs in the Interval History section for oncology.
In addition to generating the initial medical note, our NLP platform in parallel uses a collection of other models to generate structured data. Structured data is a machine-readable tree format that lists every note section, associated problems, symptoms, medications, labs, diagnoses, and other medical entities.
With our Live product, the MDS can direct-message, via a secure data channel, clarifying questions to the clinician. All stored data is encrypted with AES 256-bit encryption at rest and TLS in transit. Storage is necessary for note preparation, note completion and quality assurance.
Our datasets provide a wealth of medical data such as symptoms, medications and related side effects, as well as relevant diagnoses and treatment options. They allow for extraction of structure data for specific cohorts that can be used for coding and/or other data services. Our technology stack also allows for clinician preferences, doctor specific or specialty templates, and custom macros.
The clinician applications and our underlying technology stack are linked by a common layer of servers that establish HIPAA compliant secure connections and signal handling for streaming audio/visual feeds and other data interactions. The visit is live streamed for the Augmedix Live service and recorded for the Augmedix Go products. Communication to and from our platform is encrypted end-to-end and aligned with HIPAA regulations. Each streaming server is load balanced and has redundant capacity to ensure fault tolerance. We provide periodic updates to the platform. If applicable, clinician-patient conversation audio files are stored in HIPAA-secure disk/block storage based on appropriate data retention policies.
Completed notes are transferred to the patient chart within the client’s EHR either automatically via integration or manually for clinician review and sign-off. We have built EHR adapters that integrate our platform with client-based EHR instances to pull relevant medical data from the patient chart into the medical note for the current visit or to insert the completed medical note into the patient’s chart. We have integrations for EHR providers Athena and certain instances of Epic.
Data
All web and clinician applications store data inside HIPAA-secure databases. The databases also store administrative information relating to clinicians and MDSs. We temporarily store audio and text data on the HIPAA-secure servers to accommodate operational processes including training, quality assurance, and production work. We store certain data for longer time periods and maintain a database of de-identified data to train our AI models. We also maintain a database of structured data based on the way we build and organize our problem-based medical notes. Such data is used to improve our products, particularly furthering automation and efficiency, and to provide enhanced services to our customers.

Scalability and Uptime
Our streaming servers with redundant capacity are placed in different availability zones to ensure fault tolerance. All servers are located in the United States. All requests to streaming endpoints are load balanced and served in a round-robin approach. Using the proprietary Augmedix over-the-air portal, we can selectively push Android OS updates to specific devices. We use enterprise level device management software to maintain and manage our mobile devices. New features, improvements and bug fixes made to our MDS applications can be released separately/independently to production servers through a planned and well-documented process.
We use state-of-the-art, HIPAA-secure cloud infrastructure to host all of our production applications, web services, data-channels, audio-video streaming platforms, databases, and data processing servers for AI/ML. We use a WebRTC platform to enable highly secure audio and video for our service.
Our Operations
Our Medical Documentation Specialists
Our Augmedix Live and Augmedix Go Assist products are supported by highly trained MDSs, who use various tools within our technology platform to deliver clinically comprehensive medical notes into the customer’s EHR system. These tools are accessed through dedicated secure terminals. The MDSs view the automatically generated NLP-annotated transcripts of the patient encounter, and efficiently complete the medical note. Completed medical notes are uploaded manually or automatically into the patient’s chart in the EHR for clinician review and sign-off.
Our MDSs are well educated, most at the university level and many are recruited straight out of university. Many have Biology majors, but we also recruit from various other disciplines. We also recruit from a large, established pool of medical transcriptionists in India.
All our MDSs pass our mandatory intensive training program prior to working with our clinicians. Our proprietary training modules are trainer-led and include medical visit basics, visit videos, medical documentation standards and requirements, and practice sessions using our technology platform. The training program for new MDSs takes approximately three months for international trainees to complete and includes strict testing and grade achievement standards. We also provide specialty training for over 20 specialties. We support many specialties in clinic and hospital settings and are continuing to build our specialty training library.
Our Augmedix Live service is provided continuously throughout the clinician’s shift. Our MDSs serve as an extension of the care team and are assigned to clinicians based on specialty. Typically, an MDS will accompany a clinician for the duration of that clinician’s shift.
Medical notes delivered via our Augmedix Go Assist product, formerly known as Augmedix Notes, is delivered after the patient visit. Clinician-patient interactions are recorded, and transcripts are processed after the visit. NLP is applied to the transcript to generate a note which is reviewed by an MDS who can make edits to complete and upload the note into the EHR. Completed notes are typically delivered within four hours. The task of creating a medical note from a recording is less challenging than doing so in real time. Moreover, as this product leverages our technology platform’s automation capabilities fully, an MDS is able to manage the notes for more than one clinician during his/her shift.
Our Operation Centers
We provide service from eight MDS Operations Centers across four countries — the US, Bangladesh, India and Sri Lanka. There are five centers in India, four of which are owned and operated by three independent third parties (the “MDS Vendors”) and one of which is wholly owned and operated by Augmedix. There is one center in Sri Lanka that is owned and operated by an independent third party. The centers in the US and Bangladesh are wholly owned and operated by us.

Our strategy is to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia, with a smaller operation within the US. The US operation accounts for a small fraction of our global MDS workforce, and we expect that it won’t exceed 5% of the global total for the foreseeable future. Some of our US MDSs are part time, while others are full-time.
Our Bangladesh operation is our largest and fastest growing center. It served about 41% of our clinicians as of December 31, 2023. We expect the percentage of clinicians serviced out of Bangladesh to decline by the end of 2024 due to the launch of Go, but grow in absolute terms. Currently, approximately 5% of our clinicians are serviced out of our operation in Bengaluru, India. We expect this percentage to grow in the next year. Growing our wholly-owned operations enables greater control over a larger percentage of our revenue, mitigates concentration risk among existing MDS Vendors, and leverages a lower cost structure.
All MDS Vendors are currently paid based upon an hourly rate and the number of assigned contracted clinician hours.
Our Bangladeshi and Indian MDSs are our employees and are paid a fixed monthly salary. In addition to MDSs, our Bangladesh offices include engineering, customer support, human resources, global information technology, compliance, finance and accounting, MDS training and general operational management, among other personnel. All our Bangladesh and India-based employees receive complimentary benefits such as healthcare, meals and private transportation to their homes after certain hours, among other benefits. We believe the compensation we provide our Bangladeshi and Indian employees is competitive in the local market for US-based employers.
Our Customers
Our customers are diverse in size, geography, and specialty. Our clients include some of the largest health systems and specialty groups in the United States, including Sutter Health, CommonSpirt, which includes Dignity Health and Catholic Health Initiative, HCA Healthcare, US Oncology, TriHealth, Northern Light, and UCSF, among others. Approximately 85% of the physicians we serve are members of large health systems, while the remaining 15% are from independent practices or physician groups. We have a relatively high concentration of physicians served among our enterprise customers, with one client accounting for 27% of clinicians in service, and two clients accounting for 10% and 9%, while the remaining physicians served are spread across over 20 other health systems. We generated revenue from customers in 42 different states in 2023, the largest concentration being in California. Within our customer base, we currently serve 35 specialties, the largest of which is primary care at 38% of total physicians served. Our systems are compatible with more than 50 different EHRs. The top four EHR providers account for 80% of all our physicians served, with Epic at 46%, Cerner at 21%, Meditech at 7% and iKnowMed at 6%.
Opportunities for expansion within our existing enterprise customers include deeper penetration of the locations where we already serve physicians, coverage of new specialties, and entering new care locations. We define success with our clients according to two key criteria: increased productivity and physician satisfaction. With clients that follow our best practices framework and share data with us, we focus on time savings and productivity increases.
The primary drivers of a physician’s productivity are patient volume, the appropriate and completeness of the documentation describing the services rendered during the patient visit, and the efficiency with which such services were performed. We believe that an aggregate increase in productivity across a health system's physician base is a driver for a health system’s overall financial performance which highlights the ROI potential of our services.

Some examples of the value our users see are captured in the following case studies:
Case Study #1: Dr. Hengbing Wang
“Augmedix allows me to have more time communicating with patients, clinical staff and other physicians. The quality of care goes up with more communications.”
HIGHLIGHTS
•Dr. Wang sees at least 15% more patients
•Dr. Wang has the capacity to see urgent oncology referrals
ABOUT
Dr. Hengbing Wang is a clinician specializing in hematology and medical oncology at Cancer Treatment & Infusion Center, a part of Adventist Health in Ukiah, California. The center offers a wide range of cancer treatments, including the most advanced IV infusion therapies.
CHALLENGE
Dr. Wang, like many clinicians, spent so much time balancing direct patient care with administrative tasks that he was left with little time for charting. That meant working in the EHR was usually done during his personal time. Dr. Wang said, “It was kind of miserable. I often had to stay beyond 7:00pm and still had to do some charting at night and over the weekend.” He wanted to find a product that would allow him to keep charting updated during office hours so he wouldn’t have to spend so much personal time catching up.
SOLUTION
Dr. Wang chose to partner with Augmedix for its Live service. Augmedix MDSs act as an always-present assistant to the clinician, leveraging our technology platform to convert real-time clinician-patient conversations into precise medical documentation. MDSs also place orders for testing, medications, and labs so clinicians can spend more time on direct patient care. Clinicians can livestream with their MDS via the clinician application on their mobile device.
RESULTS
Dr. Wang says Augmedix has made a “drastic Improvement” in his work-life balance. “I hardly do any charting after I get home or on the weekend now.” He says that most of the time, he’s able to finish everything by 6:00pm. “I am able to enjoy more of my family life!” With Augmedix, Dr. Wang is able to see at least 15% more patients and now has capacity to see urgent oncology referrals.
Dr. Wang says the consultation saves him most of the time. “Literally, when I review the records before I see the patient, I can read to my MDS and they’re often able to compile a basic history of present illness even before I step in the patient room.” Dr. Wang also says that he and his Augmedix MDS have developed great working chemistry.

Case Study #2: Dr. Jacqueline Rohrer
“Prior to Augmedix, my whole family would ask ‘how many charts do you have left,’ and the whole weekend was plagued by the number of charts left. With Augmedix, I feel like I found the way to be happy with my job and I want to share this experience with other clinicians.”
HIGHLIGHTS:
•Has more time to spend with patients;
•Can see more walk-ins;
•Went from seeing 18 patients a day to 20;
•Charting is more accurate;
•Has more time for family life;
•Improved productivity; and
•The MDS now helps with telephone referrals and reminders.
ABOUT
Jacqueline Rohrer, MD, is a family practice physician who specializes in obstetrics at Foothill Family Clinic in Salt Lake City, Utah. She’s been with the practice since 2013. The practice has 35 providers, clinicians, and mid-level practitioners.
CHALLENGE
Rohrer loves her patients and is dedicated to spending quality time with each one. Her days are spent juggling her family practice patients with her obstetrics patients. She had begun to experience extreme burnout and even wondered if she would need to stop practicing obstetrics. She realized a lot of the issue came from the two to three hours she had to spend at the end of each day on charting. On busy weeks, the charts would really pile up. She often would get to the end of each week with a backlog of three days worth of charts to do. Someone had suggested to Rohrer that she get a scribe to help out, but she resisted doing so because she didn’t want a “shadow” following her around all day and didn’t like the loss of patient privacy. Plus, the exam rooms were small and didn’t have desks or a place for anything more than a laptop, which she carried with her. Fortunately, she realized there was a better product.
SOLUTION
Rohrer heard about Augmedix on a Facebook group for moms who are doctors. Augmedix MDSs are experienced in most medical health records, which improves accuracy, increases quality of documentation, and ensures timely charge capture for faster reimbursement. MDSs also place orders for testing, medications, and labs so providers can spend more time on direct patient care.
RESULTS
Because she’s a self-described “people person,” she wanted to get to know her MDS on a personal level, so she connected with them over social media. They now regularly check in and chat with each other. Rohrer has experienced many improvements since getting her Augmedix MDS, including:
•Has more time to spend with patients;
•Can see more walk-ins;
•Went from seeing 18 patients a day to 20;

•Charting is more accurate;
•Has more time for family life;
•Improved productivity; and
•The MDS now helps with telephone referrals and reminders.
The time saved using Augmedix has allowed Rohrer to complete two triathlons and even adopt a baby. She says she no longer feels burnt out and now looks forward to each day. With Augmedix, Rohrer went from spending two to three hours charting at the end of each day to just 30 to 45 minutes.
Governmental Regulation
The healthcare industry in which we operate is highly regulated, and the services we provide are subject to a complex set of healthcare laws and regulations. We and our customers must comply with a variety of requirements, including among others, HIPAA, HITECH, regulations issued by the U.S. Department of Health and Human Services and the Centers for Medicare and Medicaid Services, a number of fraud and abuse laws, such as the federal Anti-Kickback Statute and the False Claims Act, and comparable state laws. We have structured our operations to comply with these laws and other regulatory and contractual requirements.
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
Sales and Marketing
Currently, we predominantly rely upon a dedicated direct sales force and customer success team to sell our products. The direct sales force is currently structured partially geographically and focuses on acquiring new health systems, large physician specialty practices, and generating transactional sales with smaller practices and independent physicians. Our sales force mobilizes data to demonstrate a clear ROI for investing in our product to potential customers. There is typically a 30-45 day implementation window for Augmedix Live and Augmedix Notes from contract execution to first day of service to allow for provision of hardware, clinician workflow orientation, MDS assignment, and receipt of EHR credentials. Augmedix Go and Augmedix Go Assist have a shorter implementation window.
Additional sales activity is driven by our customer success team. The customer success team is responsible for retention of, and expansion within our existing client base. The team is currently structured by account segment: strategic enterprises, developing enterprises, and physician practices.
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
We have signed a number of channel partnership agreements with various groups, some of which have members who are clinicians. In general, these partnerships provide us with warm leads for a fee if we convert them into signed contracts.
In 2022 we signed a marketing partnership with Google that led to Augmedix signing two new health systems, one of which is one of the ten largest health systems in the US.
Research & Development
Artificial Intelligence/Machine Learning (“AI/ML”)
We have integrated AI/ML into our technology platform to increase efficiency by automatically providing note suggestions from the transcripts of recordings. This requires training ML models to generate a draft medical note based on transcripts.
We tune LLMs using gold-standard notes generated by our MDS, our human quality specialists for higher-level service products, from our 30,000 higher-level service visits that we process every week, across 50+ specialties.

We tune models by specialty and by section. Specialties have different note sections and even the same note section may contain slightly different note content. For example, while primary care, ED, and oncology all have HPI and A/P sections, ED has an additional re-eval section, and oncology has an additional sections. Additionally, even though both primary care and oncology have an HPI section, some of the content that is in the HPI section for primary care belongs in the Interval History section for oncology.
After creating a new model, it is evaluated by two metrics—F1 score and note quality. The F1 score, which is the harmonic mean of the precision and recall, captures the accuracy of the note content. The note quality score captures the sophistication of the sentences, whether they would be written by a medically trained person.
This process is repeated until the F1 score and note quality statistically out-perform the previous model for a representative set of transcripts that have been set-aside for testing purposes. Unlike the training sample that may vary over time, we try to keep the test sample to be stable, so we can compare test results across multiple training sessions.
Streaming Technologies
We are continuously improving our streaming platform, primarily to alleviate network hiccups, optimize audio quality for transcription, and improve the clinician user experience. The goal is to improve the reliability and scalability of the platform while reducing costs.
Devices for Providers
We continue to explore new hardware devices that can be used by clinicians beyond the smartphone. In addition to ease of use, improved audio quality, better connectivity, and faster battery charge rate are some of the criteria used in our evaluation process.
Electronic Health Records (“EHRs”)
An EHR is a digital version of a patient’s paper chart. EHRs are real-time, patient-centered records that make information available instantly and securely to authorized users. While an EHR does contain the medical and treatment histories of patients, an EHR system is built to go beyond standard clinical data collected in a provider’s office and can be inclusive of a broader view of a patient’s care. EHRs are a vital part of health IT and can:
•Contain a patient’s medical history, diagnoses, medications, treatment plans, immunization dates, allergies, radiology images, and laboratory and test results,
•Allow access to evidence-based tools that providers can use to make decisions about a patient’s care, and
•Automate and streamline provider workflow.
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
Currently, we do most of our note transfers manually. In 2021, we developed direct integration with one of the major EHRs system. In 2022, we developed integration with an instance of another key EHR. We are developing technology to direct-integrate our software tools into the other EHR systems used by our large enterprise customers. For our smaller customers, we expect to continue to transfer notes to the EHR manually. As we scale within an enterprise health system, EHR integration can enhance our operating efficiency. EHR integration can also help further inform our machine learning models.

Transferring notes to an EHR requires secure access to the customer’s EHR which they must authorize to receive the service. We support various types of virtual private network access to an EHR.
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
We have been building and continue to build our patent portfolio relating to our technology platform. Our patent portfolio consists of one patent, one application allowed and pending issuance, and two pending patent applications in the United States. We regularly review our development efforts to assess the existence and patentability of new intellectual property.
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
We have filed for and obtained trademark protection in the United States for the AUGMEDIX word mark and AUGMEDIX CROSS logo for goods and services. We have also filed for and obtained trademark protection in India of the AUGMEDIX word mark for goods and services. We also have registered the domain name for our website, www.augmedix.com.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.
Corporate Information
We were incorporated in the State of Delaware as Malo Holdings Corporation on December 27, 2018. On October 5, 2020, our wholly-owned subsidiary August Acquisition Corp., a Delaware corporation (the “Acquisition Sub”), merged with and into Augmedix, Inc., a Delaware corporation (“Private Augmedix”) formed on April 30, 2013 (the “Merger”). Following the Merger, Private Augmedix was the surviving entity and became our wholly-owned subsidiary, under the name Augmedix Operating Corporation, and all of the outstanding shares of common and preferred stock of Private Augmedix were converted into shares of our common stock. The business of Private Augmedix became our business as a result of the Merger. On October 5, 2020, our board of directors and all of our pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on October 5, 2020, and through which we changed our name to “Augmedix, Inc.”
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
Employees and Human Capital Resources
As of December 31, 2023, the Company had 220 full-time and part-time employees in the United States, 154 full-time employees in India, and 1,056 full-time employees in Bangladesh. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of share-based compensation awards and cash-based performance bonus awards.
Where You Can Find More Information

We are required to file or furnish annual, quarterly and current reports, proxy statements and other information as required by the Exchange Act, with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC at www.sec.gov.

We maintain a public internet site at www.augmedix.com and make available, free of charge, through these sites our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The charters for our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics are available on our website. The information on our website is not part of this Annual Report.
Our Investor Relations Department can be contacted at Augmedix, Inc., 111 Sutter St., Suite 1300, San Francisco, California 94104, Attention: Investor Relations; e-mail: investors@augmedix.com.

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
We have incurred significant losses in the past and recorded a net loss of $19.2 million for the year ended December 31, 2023, and $24.4 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $145.0 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
Our ability to be profitable in the future depends upon continued demand for our products from existing and new customers. Further adoption of our products depends upon our ability to improve the quality of our products, enhance clinician and physician satisfaction, and increase efficiency and productivity. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of customer contracts, the pricing and costs of our products, competitive offerings, macroeconomic conditions affecting the healthcare industry, our ability to improve automation and more efficiently deliver our services, and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We may not have sufficient cash available to make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital to fund our operations.
In May 2022, we entered into a $25.0 million senior term loan and accounts receivable line of credit facility under a Loan and Security Agreement with Silicon Valley Bank, which was subsequently amended on June 13, 2023 (the “Senior Secured Credit Facility Agreement”). The proceeds received under the Senior Secured Credit Facility Agreement were used, in part, to pay off all our obligations under our previous loan and security agreement with Eastward Capital Management. The principal under the Senior Secured Credit Facility Agreement is to be repaid in twenty-four consecutive equal monthly installments starting in July 2024.
In April of 2023, the Company raised $11.8 million in net proceeds after direct financing costs of $0.2 million, from the issuance of 3,125,000 shares of common stock, a warrant to purchase 4,375,273 shares of common stock at an exercise price of $0.0001 per share, and a warrant to purchase 1,875,069 common stock at an exercise price of $1.75 per share. Additionally, in November of 2023, the Company issued 7,187,500 shares of common stock and raised net proceeds of $26.3 million, after underwriter's commissions and direct financing costs of $2.5 million.
As of December 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $46.3 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement, and an additional $5.0 million through a security purchase agreement with Redmile Group, LLC, which may be utilized starting in the second half of 2024. However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to service our obligations under the Senior Secured Credit Facility Agreement when due. If we do not have sufficient cash flow from operations to service our debt, we will need to refinance our debt obligations or raise additional funding. There can be no assurance that we will be able to secure additional funding or refinance our existing debt on favorable terms, or at all.
Our revenue has been concentrated in a small number of customers.
Our revenue has been concentrated in a relatively small number of large customers, and we have historically derived a significant percentage of our total revenues from a few customers. For fiscal years ended December 31, 2023 and 2022, our three largest customers accounted for 47% and 46%, respectively, of our consolidated revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. If one or more of these customers terminate all or any portion of their agreement, or if we fail to procure additional commitments with these or similarly significant customers, there could be a material adverse effect on our business, financial condition, or results of operations.
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
Our products incorporate multiple software components obtained from licensors on a non-exclusive basis, such as medically tuned STT software, LLMs, cloud hosting and storage, compliance software, customer relations management software, and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support the software version used in our products. In such circumstances, we may need to redesign our products with substantial cost and time investment to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our products.
Our product depends on our ability to operate within the EHR systems of our customers, and if we are unable to access or integrate into these systems then our operations, business, and operating results could be harmed.
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
While 100% of our revenue is generated from U.S.-based health systems and clinicians, we do have significant international operations, including in emerging markets such as Bangladesh, India and Sri Lanka, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2023, approximately 74% of our employees were in Bangladesh, where we provide service for a significant number of our clinicians, perform development activities, and conduct various support functions. As of December 31, 2023, approximately 11% of our employees were in India, which we expect to grow significantly in 2024 due to the launch of our new wholly-owned service center in Bangalore in 2022. We serve our clinicians through our MDS's who are either employees of the Company or provided by outsourced services providers. As of December 31, 2023, the percentage of our clinicians serviced by our employee MDS's in Bangladesh, the United States and India were 41%, 4% and 4%, respectively, and the percentage of our clinicians serviced by outsourced third-parties in India and Sri Lanka were 44% and 7%, respectively.

Our strategy to diversify geographical risk by operating out of several operating centers located in various cities throughout Asia may fail should we be unable to navigate the challenge of international operations. Operating in international markets, and particularly South Asia, requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the U.S. We cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:
•difficulties and costs associated with staffing and managing foreign operations;
•anti-bribery or corruption compliance by us or our partners;
•the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our United States headquarters;
•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•legal systems in which our ability to enforce and protect our rights may be different or less effective than in the U.S. and in which the ultimate result of dispute resolution is more difficult to predict;
•differences in workplace cultures;
•unexpected changes in regulatory requirements;
•our ability to comply with differing technical and certification requirements outside the U.S.;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;
•fluctuations in currency exchange rates; and
•new and different sources of competition.
Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.
If we fail to successfully develop and introduce new products and features to existing products, plus increase the automation of our current product in an accurate and reliable manner, our revenues, operating results, and reputation could suffer.
Our success depends, in part, upon our ability to develop and introduce new products and to add features to existing products that meet existing and new customer requirements. We may not be able to develop and introduce new products or features on a timely basis or in response to customers’ changing requirements. Similarly, our new products and features, including our investments in employing AI/ML in our technology stack, use of new streaming technology products, introduction of new service features, use of new hardware devices and enhanced EHR system integration efforts, and Launch of our new product Augmedix Go, may not sufficiently differentiate us from competing products such that customers can justify deploying our products. If we encounter setbacks in our efforts to employ AI/ML and other automation tools to increase our operating efficiency, or if we employ AI/ML in a manner that reduces the accuracy or reliability of medical note creation, our business may suffer and we may be exposed to increased liability risks. Additionally, we expect to incur costs associated with the development and introduction of new products before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our platform and service, and the productivity and satisfaction of physicians and clinicians could decrease, which might result in decreased use of our Augmedix Live and Augmedix Go Assist products. If any of these problems were to arise, our revenues, operating results, and reputation could suffer.
We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.
The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. The general availability of generative AI starting in the second half of 2022, via large language models, has accelerated the pace of technology adoption and the ability of new market entrants to automate medical documentation. To maintain our growth strategy, we must adapt and respond to technological advances and new requirements of our customers. Our future success will depend on our ability to: enhance our current products; introduce new products in order to keep pace with products offered by our competitors and the evolving needs of our customers; enhance capabilities, including efforts to increase operating efficiency through improvements to our automation tools; increase the performance of our internal systems, particularly our systems that meet our customers’ requirements and integration with their EHR systems; and adapt to technological advancements and changing industry and regulatory standards for privacy and the management of EHR systems. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost, and innovation relative to our competitors. The failure to increase efficiency for healthcare enterprises and improve patient and clinician satisfaction may adversely impact our business and operating results. The failure to continually develop enhancements and use of technologies such as AI/ML in a manner that creates accurate and reliable medical notes, as well as the failure to use new streaming technology products, make advancements in hardware devices for clinicians and further our efforts to enhance EHR systems integration all may impact our ability to increase the efficiency of, and reduce costs associated with, our operational risk management and compliance activities.
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
To execute our business strategy, we must attract and retain highly qualified personnel. If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had key employees leave in the past. We cannot provide any assurance that key employees will not leave in the future. In particular, we compete with many other companies for software developers and other skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the greater San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions job candidates often consider the value of the equity incentives they are to receive in connection with their employment. We and our MDS Vendors also face increasing competition in the recruitment of MDSs in the U.S., Bangladesh, India and Sri Lanka, both from competitors and other opportunities emerging for those with our MDSs’ skillset. If we and our MDS Vendors experience difficulty in recruiting and retaining MDSs, our business may be adversely affected. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees could be adversely affected. We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.
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
Comparisons of our revenues and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:
•the financial health of our healthcare customers and budgetary constraints on their ability to outsource medical note documentation;
•the availability of government funding for healthcare facilities operated by the U.S. federal, state and local governments;
•occurrence of health epidemics or contagious diseases, such as the novel coronavirus, and potential effects on our business and operations;
•market acceptance and adoption of our product offerings;
•changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;
•our ability to expand our sales and marketing operations;
•our ability to successfully integrate any future acquired businesses, technologies or assets;
•the announcement of new significant contracts or relationships;
•the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;
•changes in how healthcare operating and capital budgets are administered within the enterprise;
•developments, such as lower reimbursement rates for services or higher delivery costs, that negatively impact health systems operating profits and their future budget expectations;
•changes in customer deployment timelines;
•variations in the number of new customers booked;
•our mix of products and the varying revenue recognition rules that apply;
•new competitive product launches that negatively impact sales or our sales cycle;

•acquisitions or mergers of our competitors, or new partnerships that create new competitors, that create uncertainty in the market and impact our sales or our sales cycle;
•pricing, including discounts by us or our competitors;
•our ability to successfully deploy our products in a timely manner;
•our ability to forecast demand and manage operations efficiently;
•our ability to develop and introduce new products, such as Augmedix Go, and features to existing products that achieve market acceptance;
•federal or state government shutdowns;
•fluctuations in foreign currencies in Bangladesh, India and Sri Lanka; and
•future accounting pronouncements and changes in accounting policies.
We are subject to various state, federal and foreign laws and regulations, including healthcare, fraud and abuse laws and regulations that may impact our business and could subject us to significant fines and penalties or other negative consequences.
Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, HIPAA, and the federal criminal fraud statutes. These laws may impact, among other things, the sales, for Augmedix Go, Augmedix Go Assist, Augmedix Live and Augmedix Prep. In addition, the inability of our customers to use our services and technology products in a manner that complies with those laws and regulations could affect the marketability of our services and technology products or our compliance with our customer contracts, or even expose us to claims, litigation and substantial liability. A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, or cause to be made, claims for payments for items or services that may be paid for by any federal or state healthcare program and, in some instances, any private program. These laws are complex, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate.
The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Additionally, the Patient Protection and Affordable Care Act, or PPACA, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that would otherwise be lawful in businesses outside of the healthcare industry.
The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. PPACA codified case law that provides that the government may assert that a claim arising from items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The government has prosecuted certain software vendors that provided coding, and other clinical support services, causing the submission of false or fraudulent claims in violation of the FCA, or misrepresenting the capabilities of its software and payment of kickbacks to certain customers in exchange for promoting its product in violation of the Anti-Kickback Statute and FCA. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many healthcare companies have recently been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the civil False Claims Act.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, including health-related information. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, or result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
In the U.S., HIPAA imposes certain obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of PHI. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that are expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, California has passed a supplement to the CCPA known as the California Privacy Rights Act, or CPRA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitation on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also established a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of these provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
We also may be bound by contractual and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. Although we work to comply with applicable laws, regulations, and standards, and our contractual and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with another or other legal obligations with which we must comply. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our product, reduce overall demand for our product, lead to regulatory investigations, breach of contract claims, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance or slow the pace at which we close sales transactions, any of which could harm our business.
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
Our products are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our products, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” and other disruptions that may jeopardize the security of information stored in and transmitted by our products. Cyber attacks and other malicious Internet-based activity continue to increase generally and may be directed at either the product used by our customers or our corporate information technology software and infrastructure.
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
We may be subject to IT systems failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, cyber attacks, failures in third-party provided services, physical or electronic break-ins, software updates, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to or the delivery of certain of our products or services, compromise our data or our customers’ data or result in delayed or canceled orders, as well as potentially expose us to third-party claims. System failures and disruptions could also impede our transactions processing services and financial reporting.
War, terrorism, geopolitical uncertainties, public health issues, pandemics, and other business disruptions have caused and could cause damage to the global economy, and thus have a material and adverse impact on our business, financial condition and operating results. For instance, the current Israel-Hamas war has led to attacks on global internet and telecommunications cables, which could impact our business operations including communications with our Bangladesh and India offices. Our business operations are also subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues and other issues beyond our control. Such events could decrease our demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our customers. A significant portion of our research and development activities, our corporate headquarters, our IT systems and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, our ability to provide medical note documentation services could suffer, and we could incur significant losses, require substantial recovery time, and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition and operating results.
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
Our sales efforts are often targeted at larger healthcare systems and large physician specialty practices, and as a result, we face greater costs, must devote greater sales support to individual customers, have longer sales cycles and have less predictability in completing some of our sales. Also, sales to large healthcare systems often require us to provide greater levels of evidence regarding the benefits of our products. In 2023, our average sales cycle length for a new customer across all customer segments was approximately three months. For physician practices, the average was about one and a half months and approximately five months for large healthcare enterprises, as measured from the point of initial contact with a potential client to the time a contract is signed. Our average sales cycle for an expansion of an existing client was approximately one month.
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
Our success depends on the expertise, efficacy and continued services of our executive officers. We have in the past, and may in the future, experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our systems and products.
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
Our industry is highly competitive, highly fragmented, and subject to rapid change. We believe that the principal competitive factors in our markets are service quality, breadth and depth of services, technology and domain expertise, reliability of products, services and personnel, the ability to attract, train and retain qualified people, compliance rigor, price, and marketing and sales capabilities. In particular, as AI/ML technology develops further and begins to proliferate, competitors may be able to better utilize this technology to automate the medical note documentation process, rendering our products less competitive. Furthermore, the recruitment and retention of MDSs has become more competitive in the United States, Bangladesh, India and Sri Lanka as increasing opportunities emerge for our trained MDSs, and we may be unable to attract and retain high quality people which could cause the quality and competitiveness of our medical note documentation products to suffer. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or transcription services, off-shore transcription service providers in low-cost locations, and in-house staff of potential customers. We also are now directly competing with EHR systems that manage patient charts, as several EHR software providers have developed their own competing AI/ML documentation offerings.
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
Market opportunity estimates and growth forecasts included in this Annual Report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our services relative to those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

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
Our Senior Secured Credit Facility Credit Agreement provides our lender with first-priority liens against substantially all of our assets, including our intellectual property, and contains covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
Our Senior Secured Credit Facility Credit Agreements restricts our ability to, among other things:
•convey, sell, lease, transfer or otherwise dispose of our business or property;
•liquidate or dissolve;
•engage in any business other than the business currently engaged in or reasonably related thereto;
•engage in business combinations or acquisitions;
•incur additional indebtedness;
•allow any lien or encumbrance on any of our property;
•pay any dividends or repurchase any stock; or
•make payment on or amend the terms of any subordinated debt.
Our failure to comply with the covenants or meet our payment requirements, or the occurrence of other events specified in our Senior Secured Credit Facilities Credit Agreement, could result in an event of default under the Senior Secured Credit Facilities Credit Agreement, which would give our lender the ability to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against all our personal property assets, including our intellectual property, as collateral. If the debt under our Senior Secured Credit Facilities Credit Agreements was to be accelerated, we may not have sufficient cash on hand to repay it. Further, in such an event, if we are unable to repay, refinance or restructure our indebtedness under our Senior Secured Credit Facilities Credit Agreement, the lender could proceed against the collateral securing that indebtedness, which may result in the loss of crucial assets, including our intellectual property rights. The acceleration of our obligations under the Senior Secured Credit Facilities Credit Agreement, or the lender proceeding against the collateral securing such obligations, would have an immediate adverse effect on our business and operating results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.
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
A significant change to the number and size of subscriptions contracts in any one quarter will not be fully reflected in that quarter, and will have a bigger impact on the next quarter, making future quarter revenue potentially difficult to predict and significantly different than the most recently reported quarter.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses that are not readily apparent from other sources. The Company’s significant estimates and judgments relate to the incremental borrowing rate used to measure operating lease liabilities and right of use assets, and share-based compensation, including expected volatility used to measure the fair value of stock options and stock appreciation rights. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
We regularly maintain cash balances at third-party financial institutions, such as Silicon Valley Bank, a division of First Citizen Bank & Trust Company (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. We are also party to a term loan and revolving credit facility with SVB pursuant to the Senior Secured Credit Facility Agreement. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although all depositors of SVB had access to all of their money after one business day of closure, including funds held in uninsured deposit accounts, if another depository institution in the future is subject to other adverse conditions in the financial or credit markets, it could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Further, if we are unable to access the remaining incremental funds under our Revolving Credit Facility, it could also adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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
The market price of our common stock has fluctuated substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in investors’ willingness to invest in financial markets and support loss making companies, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and has had the same effect on our common stock. The market price of shares of our common stock is subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•the realization of any of the risk factors presented in this Annual Report;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•changes to healthcare laws and laws governing EHR systems;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;
•publication of research reports about us, or the medical records industry generally;
•the performance and market valuations of other similar companies;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems; and
•changes in accounting principles, policies and guidelines.
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
As of December 31, 2023, we have a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that this deficiency constitutes a material weakness.
The material weakness is with respect to our internal control over the regular review, and application of accounting policies as the company grew and its operations changed. Our management is committed to remediating this material weakness and is implementing several steps to enhance our internal controls, including (i) improving the overall design of our internal control environment, (ii) implementing additional internal controls over the periodic review of all relevant accounting policies, particularly in areas where our operations have changed, and (ii) adding additional resources and expertise to our finance function to enhance the effectiveness of internal controls over financial reporting. We are working to complete this remediation process as soon as we are reasonably able.
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
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:
•not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of the initial public offering of Malo Holdings Corporation. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.07 billion in annual revenues;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of the first sale of our equity securities pursuant to a registration statement under the Securities Act.
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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Pursuant to the registration rights agreement we entered into with certain holders of our common stock issued in connection with the Securities Purchase Agreement entered into on April 19, 2023, by and among the Company and such holders (the “Registration Rights Agreement”), we agreed, at our expense, and filed a registration statement with the Securities Exchange Commission (“SEC”) registering the resale of up to 9,375,342 shares of our common stock (including 4,375,272 shares underlying Pre-Funded Warrants and 1,875,069 shares underlying Breakeven Warrants). The Pre-Funded Warrants were immediately exercisable upon issuance. The Breakeven Warrants became exercisable immediately upon closing of the Company's underwritten public offering which occurred on November 20, 2023. Following declaration of the registration statement’s effectiveness by the SEC on May 26, 2023 (the “Prior Registration Statement”), the Prior Registration Statement permits the resale of these shares at any time for up to three years following the effective date of such registration statement. The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Sales of a substantial number of such shares could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Furthermore, we expect that selling stockholders will continue to offer shares covered by the Prior Registration Statement in significant amounts and for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
A lack of research analyst coverage could materially and adversely affect the trading price and liquidity of our common stock.
We cannot assure you that research analysts will maintain research coverage of Augmedix. A lack of research could materially and adversely affect the trading price and liquidity of our common stock.
Redmile has significant influence over us.
Entities affiliated with Redmile Group LLC (“Redmile”) own common stock, and warrants if cash exercised for common stock, that would bring Redmile's ownership position to approximately 40.7% of our then outstanding common stock. As long as Redmile owns or controls a significant percentage of outstanding voting power, Redmile will have the ability to significantly influence corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation or bylaws, the approval of any merger or other significant corporate transaction.
Our restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with us or its directors, officers, employees or stockholders.
Our restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in name of the Company, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, our restated bylaws provide that the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Managing cybersecurity risks is an important component of the Company’s approach to enterprise risk management. Our enterprise risk management approach generally, and our cybersecurity practices in particular, are based upon industry standards and implemented using managed security applications. We generally approach cybersecurity threats through a cross-functional approach which endeavors to: (i) prevent and mitigate cybersecurity threats to the Company; (ii) maintain the confidence of our customers, clients and business partners; (iii) preserve the confidentiality of our employee’s and customer’s information; and (iv) protect our intellectual property.
Risk Management and Strategy
Our cybersecurity program focuses on the following areas:
•Vigilance – We maintain 24/7 cybersecurity threat operations in order to rapidly detect, contain and respond to cybersecurity threats and incidents.
•Systems Safeguards – We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats. These safeguards include firewalls, intrusion prevention and detection systems, endpoint detection and response software that includes anti-virus and anti-malware functionality, data loss prevention mechanisms, access controls and ongoing vulnerability assessments and penetration testing.
•Third-Party Management – We screen vendors, service providers and other third parties that may gain access to our systems based on their expertise, reliability, reputation and industry credentials, and have implemented measures to further enable us to identify and oversee cybersecurity risks presented to users of our systems. The screening includes conducting sanctions and exclusions checks and security risk assessments.
•Education – We provide training at hire and annually thereafter for personnel regarding cybersecurity threats, which reinforces our information security policies, standards and practices.
•Incident Response Planning – We have established and continue to maintain an incident response plan that addresses our response to a cybersecurity incident. We conduct annual testing of our incident response plan to measure effectiveness to improve our plan.
•Communication and Coordination – We utilize a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the technology, operations, legal, risk management and other key business functions (the “Cybersecurity Oversight Team”), as well as including our board of directors in an ongoing dialogue regarding cybersecurity threats and incidents.

•Governance – Our board of directors’ oversight of cybersecurity risk management is supported by our Compliance and Risk Management Committee, which includes our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer and interacts directly with, and is provided relevant information by, our Cybersecurity Oversight Team.
We evaluate the effectiveness of our cybersecurity threat risk management through the assessment and testing of our processes and practices. We regularly conduct vulnerability scans and penetration testing both internally and using third party vendors. We also engage consultants, auditors and other third parties to perform assessments on our cybersecurity measures on an annual basis. The assessments include information security maturity evaluations, independent environmental security control reviews, and operating effectiveness. We make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews. We have been assessed and obtained a HITRUST r2 certification of our production environment.
Governance
Our board of directors as a whole is responsible for overseeing the management of risks pertaining to cybersecurity threats. Our information technology team oversees the day-to-day management of our cybersecurity program with regular reporting to representatives of our Cybersecurity Oversight Team. Our Cybersecurity Oversight Team has overall responsibility of our cybersecurity risk management program and procedures and reports regularly to the Audit Committee of our board of directors on cybersecurity matters. From a governance perspective, the Audit Committee as well as our Compliance and Risk Management Committee are provided with updates from the Cybersecurity Oversight Team regarding incidents as well as the policies, standards, processes and practices that the Company implements to address risks from cybersecurity threats. Additionally, to the extent we identify any cybersecurity incident that could pose a significant risk to the Company, our board of directors will receive prompt and timely information regarding the incident and ongoing updates until such incidents have been addressed.
The Cybersecurity Oversight Team, along with internal security stakeholders, are the team members principally responsible for overseeing and implementing our cybersecurity risk management program. Our Cybersecurity Oversight Team members each possess at least 5 years of cybersecurity experience, with strong educational qualifications including post-secondary education, industry certifications and other relevant developmental training. We believe this collective experience allows us to effectively manage risks emerging from cybersecurity threats.
The Cybersecurity Oversight Team works collaboratively across the Company to implement customized programs designed to protect and respond to cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multi-disciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response plan. Chief concerns are reported to our Compliance and Risk Management Committee when appropriate.
To date we have not experienced any cybersecurity incident that has materially affected our business, results of operation, or financial condition. We have also not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Although we have adopted various processes and preventative measures with the objective of preventing breaches and minimizing the risks from cybersecurity matters, given the nature of cybersecurity threats which are constantly evolving over time, there is no guarantee that the Company, including its business strategy, results of operations or financial condition, will not be adversely affected by such threats or that our preventative measures and processes will be effective. For further discussion of the Company’s risk related to cybersecurity, see the risk factors “Our business and reputation may be impacted by IT system failures or other disruptions” and “If our products experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers, our reputation and business may be harmed and we may incur significant liabilities” in Part I, Item 1A of this Form 10-K.

ITEM 2. PROPERTIES
We have various operating leases for office space located in the United States, Bangladesh and India. Our corporate headquarters are located in San Francisco, California, where we lease approximately 12,936 square feet of office space under a lease agreement that expires in January 2027.
We also lease various corporate office space in Dhaka, Bangladesh. This corporate office space includes 23,478 square feet of corporate office space used for our operations, 900 square feet of office space used as an additional overflow workspace for certain employees and 3,800 square feet of commercial space used for MDS training under a lease agreement which automatically renews quarterly unless notice is provided to terminate. The Company also leases 8,700 square feet of temporary office space in Dhaka, Bangladesh that is set to expire in December of 2024. On January 31, 2023, we leased 54,824 square feet of new office space in Dhaka under a lease agreement that expires in April 2028, and on November 22, 2023, we entered into lease agreements for space on two other floors within the same building. These additional floors provide 5,712 square feet of office space under a lease agreement that expires in April 2028 and 8,300 square feet of office space under a lease agreement that expires in January 2029. This new office space will eventually replace our other office space in Dhaka and be used to expand our Bangladesh operations.
Further, in Bangalore, India, we lease 13,500 square feet of corporate office space under a lease agreement that expires in December 2027.
We believe the recently leased space in Dhaka and India will accommodate our current needs and further growth.
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
HOLDERS OF RECORD
As of March 18, 2024, there were approximately 3,820 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street names by brokers and other nominees.
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
None.
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

Today, Augmedix provides industry-leading, ambient AI medical documentation technology with ambient clinical intelligence that alleviates administrative burden and gives doctors more time to focus on patient care. Augmedix’s products extract data from natural clinician-patient conversations and convert it in real time to medical notes, which are seamlessly transferred to the electronic health record (“EHR”).

The medical note documentation and administrative burden in the United States is significant and is a major contributor to physician burnout. According to a 2019 study in the Annals of Internal Medicine, physician burnout costs the U.S. healthcare industry $4.6 billion per year due to lost productivity and higher turnover, with the cost of replacing a single physician estimated to be between $100,000 and $1 million. It also is adversely impacting industry productivity because the considerable amount of time physicians spend on documentation could be better utilized seeing more patients.
Physicians and health systems in the United States often turn to 3rd party service providers and “Health IT” solutions to alleviate these swelling documentation burdens. Available solutions range in scope from in-person human scribing services, physically present at the point of care, to Health IT solutions such as single-party dictation and ambient documentation solutions. We are a provider of ambient documentation products that are able to convert the natural conversation between physicians and patients into timely and comprehensive medical notes.

Clinicians access our applications through mobile devices such as smartphones. The ambient AI platform used by our applications incorporates speech-to-text (“STT”) models, which are also known as Automatic Speech Recognition ("ASR”) models, proprietary natural language processing (“NLP”) models, large language models (“LLM(s)”) and structured data sets to generate the note. Depending upon the product, the draft note is ready for clinician review promptly or sent to one of our Medical Documentation Specialists (“MDSs”) for quality assurance and edits. Completed notes are uploaded via integration or manually into the patient’s chart in the EHR system. The EHR system (e.g. Epic, Cerner, MEDITECH), is third-party software licensed by the healthcare clinic or system to manage patient charts.

Importantly, Augmedix offers additional value beyond the medical note through its open ecosystem of digital health solutions, its ability to provide vital data during patient visits by delivering point-of-care notifications in real time, and its transformation of unstructured data into structured data from physician-patient interactions and upload it directly to the health system’s data lake. This data can then provide health systems insights into workflow efficiencies, clinical outcomes, reimbursement issues, and readmissions data.

Patient care in the United States is principally provided via ambulatory clinics, specialty care centers, hospitals, and telemedicine platforms. We serve all these care settings, including over 50 medical specialties. Roughly 85% of the physicians who subscribe to our service are employed directly by, or are affiliated with, a healthcare enterprise. The remaining 15% consists of group practices and individual practitioners.

During the fourth quarter of 2023, we delivered approximately 70,000 notes to our customers each week. We estimate that our products save clinicians up to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal return on investment ("ROI") benefits to healthcare enterprises from our products are increased productivity, optimized reimbursements, higher clinician satisfaction, and better patient care. An underlying reason for the reimbursement improvement is that our notes are comprehensive and often capture more of the services rendered during the patient encounter than when clinicians create the note themselves from memory.
The COVID-19 pandemic and resulting safety protocols served as a catalyst for the industry’s adoption of virtual products such as ours. With the wide acceptance of telemedicine, remote documentation was also widely accepted, particularly as in person scribing had limitations during the pandemic.

Our technology vision is to enable clinicians to focus on their patients by relieving them of the administrative burden through our ambient AI documentation and data solutions. We will achieve this vision by automating as much of the medical note creation process as possible by combining artificial intelligence technologies, such as STT, NLP and LLMs, with structured data models. While the unstructured nature of a conversation between physician and patient creates challenges to generating a fully comprehensive and accurate note, we believe technical advances in AI and the incorporation of learnings from the tens of thousands of notes that we generate weekly will continue to improve upon the quality of our fully automated notes and result in improved operating efficiencies and a higher ROI for the clinician and health system.
Our automation approach is to meet clinicians where they are by offering a portfolio of products, some using just AI and others combining AI and human quality assurance. For some doctors, and for many patient encounters, a AI-generated note suffices. For complex patient encounters, having a MDS edit and review an AI-generated note is what we believe many clinicians prefer. We train our MDSs to be experts at using our technology tools to consistently and efficiently deliver high-quality, structured medical notes that need minimal clinician review. Based on the level of editing and review a clinician is comfortable in providing, our product portfolio can meet those varying clinician requirements.
Equity Financings
As more fully described in "Liquidity and Capital Resources" below the Company raised a total net proceeds of $38.1 million in two separate equity financing transactions in 2023.
Key metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Year ended December 31,
	2023	2022
Key Metrics
Average clinicians in service headcount	1,585	1,093
Average annual revenue per clinician	$28,100	$27,900
Dollar-based net revenue retention rate	148%	128%
Average Clinicians in Service Headcount: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 220 hours per month. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service grew 45% and stood at 1,585 and 1,093 for the years ended December 31, 2023 and 2022, respectively.
Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician increased 1% to approximately $28,100 in fiscal 2023 from $27,900 in fiscal 2022 due to a mix shift to more clinicians utilizing our Live offering, which has a higher average revenue per user (ARPU).
Dollar-Based Net Revenue Retention Rate: We define a “Health Enterprise” as a company or network of doctors that have at least 50 clinicians currently employed or affiliated that could utilize our services. Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users and products, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 148% in fiscal 2023 from 128% in fiscal 2022 with the increase driven both by significant expansion of several health enterprises to whom we have meaningful revenue exposure. Growth from existing clients has historically represented a majority of our total revenue growth.
Components of Results of Operations
Revenues
Our revenues primarily consist of service fees we charge customers to subscribe to our remote medical documentation and clinical support products. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term, and are subject to a 30-day to 90-day cancellation notice after the initial one year term. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who consistently use more or less than their monthly contracted tier hours, we have the ability to adjust these clinicians to a higher or lower hourly tier after notification. For a select number of customers, we bill any additional hours utilized above their contracted tier in a given month, at a prescribed contractual price. We also perform upfront implementation services which includes assessing the adequacy of clinician facility Wi-Fi capabilities, shipping devices and accessories to clinicians, testing, selecting and assigning MDSs, obtaining EHR credentials for the MDSs, and clinician orientation. Revenues associated with implementation efforts are deferred and recognized over a one to two year period.
Cost of Revenues and Gross Profit
Cost of Revenues. Our cost of revenues primarily consists of the compensation related costs and third-party vendor costs of the MDSs and their direct supervisors, clinician support, and technical support. Cost of revenues also consists of infrastructure costs to operate our SaaS-based platform such as hosting fees and fees paid to various third-party partners for access to their technology, including automatic speech recognition technology and large language models, plus hardware depreciation and cost of shipping for the devices and accessories we provide to our clinicians.
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
Our gross profit varies by MDS center. We plan to focus on and grow the operations of the MDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation to reduce the level of effort required by MDSs and the number of MDSs needed to deliver our services. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas, plus the mix of MDS centers and product mix, could affect our cost of revenues in the future.
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation costs for operations management, finance, accounting, information technology, compliance, legal and human resources personnel, board of director costs, and our business support team in Bangladesh, including salaries, benefits, bonuses, and share-based compensation. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, insurance premiums, and other professional fees, as well as other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and share-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include onboarding costs for new clinicians and costs for advertising and other marketing activities. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts and onboarding capacity.
Research and Development Expenses
Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and share-based compensation for our development personnel. Research and development expenses also include direct MDS training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses will increase in absolute dollars as our business grows, but as a percent of revenues, R&D expenses are expected to decrease over time.
Interest Expense and Interest Income
Interest expense, net, consists primarily of the interest incurred on our debt obligations and the non-cash interest expense associated with the amortization of debt discounts. We earn interest income on our cash balances held in interest-bearing savings accounts and money market funds.
Other Income (Expense)
Other income (expenses) consists of Bangladesh government grant income, foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency, gains or losses on disposals, and losses on the extinguishment of our previous debt facilities.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022		$ Change	% Change
Revenues	$44,855	$30,933		13,922	45%
Cost of revenues	23,329	16,979		6,350	37%
Gross profit	21,526	13,954		7,572	54%
Operating expenses:
General and administrative	18,442	16,893		1,549	9%
Sales and marketing	10,687	9,283		1,404	15%
Research and development	11,176	10,149		1,027	10%
Total operating expenses	40,305	36,325		3,980	11%
Loss from operations	(18,779)	(22,371)		3,592	(16)%
Other income (expenses):
Interest expense	(2,253)	(1,675)		(578)	35%
Interest income	1,110	245		865	353%
Loss on debt extinguishment	—	(1,097)		1,097	(100)%
Change in fair value of warrants	(105)	—	(105)	(105)	n/a
Other	1,001	560		441	79%
Total other income (expenses), net	(247)	(1,967)		1,720	(87)%
Income tax expense (benefit)	145	111		34	31%
Net loss	$(19,171)	$(24,449)		5,278	(22)%
Comparison for the years ended December 31, 2023 and 2022:
Revenues
Revenues increased 45%, or $13.9 million, to $44.9 million during the year ended December 31, 2023, as compared to $30.9 million during the year ended December 31, 2022. The increase was primarily attributable to a 45% increase in the average number of clinicians in service and a 1% higher average ARPU. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians, growth of the clinicians using the Notes product, and the growth of physician practices. Dollar-based net revenue retention for our health enterprises was 148% in the year ended December 31, 2023, and our existing Health Enterprises added $12.6 million to revenue. The growth in the number of clinicians in service among our physician practices, new enterprises, and our Notes customers added $1.4 million in revenue.
Cost of Revenues and Gross Margin
Cost of revenues increased $6.4 million, or 37%, to $23.3 million during the year ended December 31, 2023, as compared to $17.0 million during the year ended December 31, 2022. The increase was primarily attributable to a $5.9 million increase in MDS costs to service the growth in clinicians in service during 2023. In addition, third-party hosting costs increased by $0.3 million due to increased usage from growth of clinicians. Hardware costs increased by $0.2 million due to the growth of clinicians. During 2023, operating efficiencies in our MDS operations, in addition to decreasing the number of US-serviced clinicians, drove our improved gross margin of 48% during the year ended December 31, 2023, versus 45% during the year ended December 31, 2022.

General and Administrative Expenses
General and administrative expenses increased $1.5 million to $18.4 million during the year ended December 31, 2023, as compared to$16.9 million during the year ended December 31, 2022. The increase was primarily attributable to a $0.7 million increase in salaries, a $1.6 million increase in legal fees, professional fees, compliance costs, HITRUST certification, travel, rent from a new building lease in Bangladesh, software, and bad debt. Increases were partially offset by lower recruiting and insurance fees of $0.8 million.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.4 million to $10.7 million during the year ended December 31, 2023, as compared to $9.3 million during the year ended December 31, 2022. The increase was primarily attributable to $0.5 million of additional salary-related expense due to increased headcount in our Customer Account Management, Analytics & Insight, and Sales team. The increase was also attributable to an incremental $0.4 million investment in advertising, internal marketing headcount and expanded outsourced marketing services. Lastly, expenses grew $0.5 million due to a larger customer onboarding team to support the growing number of clinicians launching our services.
Research and Development Expenses
Research and development expenses increased $1.0 million to $11.2 million during the year ended December 31, 2023, as compared to $10.1 million during the year ended December 31, 2022. The increase was primarily attributable to a $0.4 million investment into engineering and product headcount, and an increase of $0.6 million in training costs in order to grow our MDS pool to keep up with the demand of the growing clinician base. Additionally, the Company capitalized $0.7 million of compensation related costs associated with internally developed software during the year ended December 31, 2023. The Company did not capitalize any internally developed software costs during the year ended December 31, 2022
Other Income (Expense)
Interest expense increased $0.6 million to $2.3 million during the year ended December 31, 2023, compared to $1.7 million during the year ended December 31, 2022, due to a higher average debt balance, increase in amortization of debt issuance costs, and higher interest rates.
Interest income increased $0.9 million to $1.1 million during the year ended December 31, 2023, due to the increase in the Company's cash balance resulting from the April 2023 and November 2023 equity financings. The Company invested surplus cash balances in money market accounts and interest income was additionally helped from increases in money market interest rates experienced during the year ended December 31, 2023.
During the year ended December 31, 2022, the Company incurred a loss on extinguishment of debt resulting from an exit fee paid to a prior lender. There was no such extinguishment of debt during the year ended December 31, 2023.
During the year ended December 31, 2023, the Company recorded a charge of $105 thousand resulting from the change in fair value of a warrant to purchase common stock that was issued to the lender of our term loan facility. This warrant was classified as a liability through July 2023, when it was reclassified to stockholders' equity. With this reclassification to stockholders' equity, the Company does not expect to record changes in the fair value of this warrant in the future.
The Other category in Other income (expense) increased $441 thousand during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was due to an increase in Bangladesh Government grant income of $191 thousand and an increase in foreign exchange gains of $218 thousand.

Liquidity and Capital Resources
The Company has historically funded its operations primarily by debt and equity financings, and revenue generated from our customers.
In April 2023, the Company raised $11.8 million in net proceeds after direct financing costs of $0.2 million, from the issuance of 3,125,000 shares of common stock, a warrant to purchase 4,375,273 shares of common stock at an exercise price of $0.0001 per share, and a warrant to purchase 1,875,069 common stock at an exercise price of $1.75 per share. Additionally, in November of 2023, the Company issued 7,187,500 shares of common stock and raised net proceeds of $26.3 million, after underwriter's commissions and direct financing costs of $2.5 million. As of December 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $46.3 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement, and an additional $5.0 million through a security purchase agreement with Redmile Group, LLC, which may be utilized starting in the second half of 2024.
The Company has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $145.0 million as of December 31, 2023. We have relied on debt and equity financing, and revenue generated from our customers to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. We believe that our cash balance, along with cash from operations, will provide sufficient resources to meet working capital needs for at least 12 months from the filing date of this Annual Report. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance that if we require additional future financing that such financing will be available on terms which are acceptable to us, or at all.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Cash (used in) provided by
Operating activities	$(15,441)	$(16,773)
Investing activities	(3,105)	(1,408)
Financing activities	43,370	(1,237)
Effects of exchange rate changes on cash and restricted cash	(470)	(181)
Net increase (decrease) in cash and restricted cash	$24,354	$(19,599)
Operating Activities
Cash used in operating activities was $15.4 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively. Cash used in operating activities during the year ended December 31, 2023, principally resulted from our net loss of $19.2 million, which includes non-cash charges of $5.6 million, and a net increase in net operating assets of $1.8 million. Cash used in operating activities during the year ended December 31, 2022, principally resulted from our net loss of $24.4 million, which includes non-cash charges of $5.5 million, and a decrease in net operating assets of $2.2 million.
Investing Activities
Cash used in investing activities was $3.1 million for the year ended December 31, 2023, and $1.4 million for the year ended December 31, 2022. Cash used in investing activities resulted from capital expenditures of property and equipment for all periods presented. Cash used in investing increased in 2023 versus 2022 due to the build out of a new office in Bangladesh and due to $0.7 million of internally developed capitalized software in 2023.

Financing Activities
Cash provided by financing activities during the year ended December 31, 2023, of $43.4 million principally resulted from two equity financing transactions. In April of 2023, the Company raised $11.8 million in net proceeds after direct financing costs of $0.2 million, from the issuance of 3,125,000 shares of common stock, a warrant to purchase 4,375,273 shares of common stock at an exercise price of $0.0001 per share, and a warrant to purchase 1,875,069 common stock at an exercise price of $1.75 per share. Additionally, in November of 2023, the Company issued 7,187,500 shares of common stock and raised net proceeds of $26.3 million, after underwriter's commissions and direct financing costs of $2.5 million. The total gross proceeds raised from these equity financing transactions, after underwriter's commissions, was $38.7 million. The Company also drew down on the remaining tranche of its term loan facility of $5.0 during the year ended December 31, 2023.
Cash used in financing activities during the year ended December 31, 2022, of $1.2 million principally resulted from $16.1 million in repayment of the previous debt agreement of Eastward loan, $0.1 million in payments for financing costs related to the new debt facility, partially offset by the $15.0 million in debt proceeds.
Sources of Additional Liquidity
As of December 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $46.3 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement, and an additional $5.0 million through a security purchase agreement with Redmile Group, LLC, which may be utilized starting in the second half of 2024.
Contractual Obligations and Commitments
The following summarizes our significant contractual obligations as of December 31, 2023:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(in thousands)
Cloud Computing contract obligation	$1,200	$1,200	$—	$—	$—
Long-term debt obligations (excluding interest)	21,225	5,000	16,225	—	—
Operating lease obligations	6,568	1,554	4,513	501	—
Total	$28,993	$7,754	$20,738	$501	$—
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments relate to the incremental borrowing rate used to measure operating lease liabilities and right of use assets, and share-based compensation, including expected volatility used to measure the fair value of stock options and stock appreciation rights. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition
We generate subscription fees for access to our remote medical documentation and clinical support products for telemedicine, medical offices, clinics and hospitals. Our clients are typically billed monthly or quarterly in advance. Subscription revenues are recognized ratably over the term of the contract. Implementation revenue is deferred and recognized over one to two years. We recognize revenue from data services contracts based on hours worked.
Revenues are recognized when services are delivered to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our Augmedix Live service revenue is recognized based on the minimum amount per month, plus any additional hours delivered. For our Augmedix Notes service, revenue is recognized based on the monthly number of patient facing clinic hours and a set hourly rate, or by a fixed monthly price. Go revenue is recognized by a fixed monthly price.
Share-based Compensation
The Company measures and recognizes compensation expense for share-based awards to employees and non-employees based on the fair value of the award on the grant date. Share-based payment awards include stock options, stock appreciation rights, restricted stock units (RSU) and stock awards. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally four years. The Company accounts for forfeitures of stock options as they occur. The Company accounts for stock appreciation rights as equity classified awards, based on our historical and planned settlement of such awards in shares.
The determination of the fair value of stock options and stock appreciation rights requires the use of judgment and is estimated using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected life of the option or stock appreciation right, and the expected volatility of our common stock, among other required inputs. To estimated the expected life of the stock option or stock appreciation right, the Company uses the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the award due to the Company’s lack of sufficient historical exercise data. Because of the Company's limited trading history, the Company estimates expected volatility for options and stock appreciation rights by reference to the average historical volatility of other publicly traded comparable companies for the period preceding the grant for a term that is equal to the option’s or stock appreciation right's expected term, if available.
The fair value of RSU's is determined by the closing price of our common stock on the date of grant.
The inputs and assumptions used to estimate the fair value of share-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, our share-based compensation expense could be materially different for future awards.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Augmedix, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Augmedix, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Augmedix, Inc (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, CA
March 26, 2024

Augmedix, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$46,217	$21,251
Restricted cash	125	125
Accounts receivable, net of allowance for doubtful accounts of $110 and $102 at December 31, 2023 and 2022, respectively	8,572	6,354
Prepaid expenses and other current assets	1,909	1,820
Total current assets	56,823	29,550
Property and equipment, net	3,739	1,573
Operating lease right of use asset	5,220	1,567
Restricted cash, non-current	—	612
Deposits and other assets	930	339
Total assets	$66,712	$33,641

Liabilities, and Stockholders’ Equity
Current liabilities:
Loan payable, current portion	$5,000	$3,750
Accounts payable	721	1,563
Accrued expenses and other current liabilities	6,589	5,321
Deferred revenue	8,963	7,254
Operating lease liability, current portion	1,494	872
Customer deposits	851	554
Total current liabilities	23,618	19,314
Loan payable, net of current portion	15,303	11,384
Other liabilities	421	509
Operating lease liability, net of current portion	4,049	968
Total liabilities	$43,391	$32,175
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 48,613,714 and 37,442,663 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	4
Additional paid-in capital	169,197	127,693
Accumulated deficit	(144,962)	(125,791)
Accumulated other comprehensive loss	(919)	(440)
Total stockholders’ equity	23,321	1,466
Total liabilities and stockholders’ equity	$66,712	$33,641

The accompanying notes are an integral part of these consolidated financial statements.
Augmedix, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues	$44,855	$30,933
Cost of revenues	23,329	16,979
Gross profit	21,526	13,954
Operating expenses:
General and administrative	18,442	16,893
Sales and marketing	10,687	9,283
Research and development	11,176	10,149
Total operating expenses	40,305	36,325
Loss from operations	(18,779)	(22,371)
Other income (expenses):
Interest expense	(2,253)	(1,675)
Interest income	1,110	245
Loss on debt extinguishment	—	(1,097)
Change in fair value of warrant liability	(105)	—
Other	1,001	560
Total other income (expenses)	(247)	(1,967)
Loss before income taxes	(19,026)	(24,338)
Income tax expense	145	111
Net loss	$(19,171)	$(24,449)
Other comprehensive loss:
Foreign currency translation adjustment	(479)	(370)
Total comprehensive loss	$(19,650)	$(24,819)
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.65)
Weighted average shares of common stock outstanding, basic and diluted	43,946,263	37,418,463
The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	37,387,472	$4	$125,479	$(101,342)	$(70)	$24,071
Issuance of common stock warrants	—	—	72	—	—	72
Exercise of common stock options	55,191	—	30	—	—	30
Share-based compensation expense	—	—	2,112	—	—	2,112
Foreign currency translation adjustment	—	—	—	—	(370)	(370)
Net loss	—	—	—	(24,449)	-	(24,449)
Balance at December 31, 2022	37,442,663	$4	127,693	$(125,791)	$(440)	$1,466
Issuance of common stock and common stock warrants	10,312,500	1	38,066	—	—	38,067
Reclassification of common stock warrants	—	—	598	—	—	598
Exercise of common stock warrants	194,031	—	—	—	—	—
Exercise of common stock options	392,256	—	355	—	—	355
Share-based compensation	—	—	2,485	—	—	2,485
Issuance of common stock for settlement of restricted stock units and stock awards	272,264	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(479)	(479)
Net loss	—	—	—	(19,171)	—	(19,171)
Balance at December 31, 2023	48,613,714	$5	$169,197	$(144,962)	$(919)	$23,321
The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,171)	$(24,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,098	856
Share-based compensation	2,471	2,112
Non-cash lease expense	1,042	672
Non-cash interest expense	698	494
Non-cash advertising expense	—	200
Non-cash portion of loss on debt extinguishment	—	1,087
Change in fair value of warrant liability	105	—
(Gain) loss on disposal of property and equipment	(41)	5
Provision for bad debt	180	38
Changes in operating assets and liabilities:
Accounts receivable	(2,398)	786
Prepaid expenses and other current assets	(177)	153
Deposits and other assets	(515)	(170)
Accounts payable	(947)	88
Accrued expenses and other liabilities	1,200	1,175
Deferred revenue	1,709	1,016
Operating lease liability	(992)	(758)
Customer deposits	297	(78)
Net cash used in operating activities	(15,441)	(16,773)
Cash flows from investing activities:
Purchase of property and equipment	(3,105)	(1,408)
Net cash used in investing activities	(3,105)	(1,408)
Cash flows from financing activities:
Proceeds from sale of common stock	38,735	—
Payment of offering costs in relation to common stock issuance	(669)	—
Proceeds from exercise of stock options	355	30
Proceeds from loan payable	5,000	15,000
Repayment of Eastward Loan	—	(16,125)
Payment of financing costs	(51)	(142)
Net cash provided by (used in) financing activities	43,370	(1,237)
Effect of exchange rate changes on cash and restricted cash	(470)	(181)
Net increase (decrease) in cash and restricted cash	24,354	(19,599)
Cash and restricted cash at beginning of year	21,988	41,587
Cash and restricted cash at end of year	$46,342	$21,988

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,524	$1,242
Cash paid during the year for taxes	$51	$34
Cash paid for operating lease liabilities	$1,199	$849
Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants issued in connection with loan	$492	$72
Purchases of property, plant, and equipment in accounts payable and accrued expenses and other liabilities	$320	$137
Operating lease right-of-use asset exchanged for operating lease liability	4,687	$—

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	$46,217	$21,251
Restricted cash	125	125
Restricted cash, non-current	—	612
Total cash, cash equivalents and restricted cash	$46,342	$21,988

The accompanying notes are an integral part of these consolidated financial statements.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
1. Overview and Basis of Presentation
Augmedix, Inc. (the “Company”, “we” or “our”) was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. Augmedix delivers ambient AI medical documentation and data solutions to healthcare systems, physician practices, hospitals, and telemedicine clinicians. Clinicians access our applications through mobile devices.
Augmedix is headquartered in San Francisco, CA, with additional offices in Dhaka, Bangladesh and Bangalore, India.
Liquidity
The Company has historically funded its operations primarily by debt and equity financings, and revenue earned from our customers.
In April of 2023, the Company raised $11.8 million in net proceeds after direct financing costs of $191 thousand, from the issuance of 3,125,000 shares of common stock, a warrant to purchase 4,375,273 shares of common stock at an exercise price of $0.0001 per share, and a warrant to purchase 1,875,069 common stock at an exercise price of $1.75 per share. Additionally, in November of 2023, the Company issued 7,187,500 shares of common stock and raised net proceeds of $26.3 million, after underwriter's commissions and direct financing costs of $2.5 million. As of December 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and restricted cash of $46.3 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement, and an additional $5.0 million through a security purchase agreement with Redmile Group, LLC, which may be utilized starting in the second half of 2024.
The Company has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $145.0 million as of December 31, 2023. We have relied on debt and equity financing, and revenue earned from our customers, to fund operations to date. We expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. Our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the December 31, 2023 Form 10-K. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures. Additionally, there is no assurance that if we require additional future financing that such financing will be available on terms which are acceptable to us, or at all.
Risks and Uncertainties
The Company is subject to a number of risks associated with companies at a similar stage with international operations, including dependence on key personnel, competition from similar products and larger companies, ongoing changes within the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, the ability to manage international operations including changes in regulations, and general economic conditions, including economic volatility caused by the uncertain direction of interest rates.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix BD Limited, and Augmedix Solutions Pvt. Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments relate to the incremental borrowing rate used to measure operating lease liabilities and right of use assets, and share-based compensation, including expected volatility used to measure the fair value of stock options and stock appreciation rights. Actual results could differ from those estimates.
2. Summary of significant accounting policies
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating the Company's financial performance.
Foreign Currency Transactions, Translations and Foreign Operations
The functional currency of the Bangladesh and India subsidiaries are the Bangladeshi Taka and Indian Rupee, respectively. All assets and liabilities denominated in each entity’s functional currency are translated into the United States Dollar using the exchange rate in effect as of the balance sheet date. Expenses are translated using the weighted average exchange rate for the reporting period. The resulting translation gains and losses are recorded within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income (expenses) in the accompanying consolidated statements of operations and comprehensive loss. Transaction gains were $482 thousand and $263 thousand for the years ended December 31, 2023 and 2022, respectively.
Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, changes in regulations, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.
Concentrations of Credit Risk
Financial instruments at December 31, 2023 and 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.
The Company’s cash is deposited with major financial institutions in the U.S., Bangladesh and India. At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC). Cash deposits at foreign financial institutions are not insured by government agencies of Bangladesh or India. To date, the Company has not experienced any losses on its cash deposits.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit and money market accounts. Cash equivalents are all highly-liquid investments with original maturities of three months or less.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Restricted Cash
Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility. Additionally, restricted cash as of December 31, 2022 included cash on deposit with a financial institution in Bangladesh for a post-employment savings fund (the Gratuity Fund) established for the benefit of eligible Bangladesh employees. As of December 31, 2023, this cash deposit is presented as an offset to the Gratuity Fund liability included in other liabilities. Commencing December 31, 2023, the Gratuity Fund liability is shown net of any amounts the Company contributes to the deposit account.
Accounts receivable and allowance for doubtful accounts
Accounts receivable represent amounts due from customers, which are typically due within 25 to 60 days from the invoice date and are presented net of an allowance for doubtful accounts. The Company provides credit to its customers in the normal course of business and maintains allowances for expected credit losses. To reduce customer credit risk, invoices to customers are due in advance of the month the Company provides the service. The Company also performs periodic evaluations of its customers’ financial condition.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company depreciates computer hardware, purchased and internally developed software, mobile devices and equipment using the straight-line method over their estimated useful lives, ranging from one year to three years. The Company depreciates furniture and fixtures using the straight-line method over their estimated useful lives, ranging from five years to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term.
The Company capitalizes internal and external direct costs incurred related to obtaining or developing internal-use software. Costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the estimated useful lives of the software, generally three years commencing on the first day of the month following when the software is ready for its intended use. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any asset impairment expense in 2023 or 2022.
Fair Value of Financial Instruments
Fair value is an exit price, representing the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
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
The Company’s financial instruments consist of cash equivalents, accounts receivable, unbilled customers' receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, unbilled customers' receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
The Company derives its revenue through a recurring subscription model. The Company enters into contracts with its customers with an initial term of one year. Most customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial contract term and any customer prepayments are deferred and included in the accompanying consolidated balance sheet in deferred revenue. Revenues are recognized over time as we provide our services to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Our services include fixed and variable fee subscriptions, which relate to a single performance obligation consisting of a series of distinct services. Fixed fees are recognized ratably over the contract terms as this method best depicts the pattern of the services we perform. Variable fees are recognized in the month in which they are earned because the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which we expect to be entitled for providing the services for that period, consistent with the allocation objective. The Company records a refund reserve for customers service credits based on an historical analysis of prior refunds. The refund reserve is recorded in accrued expenses and other current liabilities and any change in this refund reserve is recorded as an adjustment to revenue.
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
The Company’s revenues are earned from customers located only in the U.S. After the initial term, contracts are cancellable by both the customer and The Company at either party's discretion with a 30 to 90-day notice.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Costs Capitalized to Obtain Revenue Contracts
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a straight line basis over 12 to 24 months. The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that its amortization period should be changed, or if there are potential indicators of impairment. The current portion of capitalized sales commissions are included in prepaid expenses and other current assets and the non-current portion is included in deposits and other assets on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.
Customer Deposits
Customer deposits consist of deposits received by the Company, as required on certain contracts and agreements, which are refundable at the termination of the contract.
Cost of Revenues
The Company’s cost of revenues consists primarily of salaries and related expenses, overhead, contract labor and third-party services from third-party medical documentation specialist vendors, depreciation expense related to hardware equipment, mobile devices, and information technology costs incurred directly in the Company’s revenue-generating activities.
Share-based Compensation
The Company measures and recognizes compensation expense for share-based awards to employees and non-employees based on the fair value of the award on the grant date. Share-based payment awards include stock options, stock appreciation rights, restricted stock units (RSU) and stock awards. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally four years. The Company accounts for forfeitures of stock options as they occur. The Company accounts for stock appreciation rights as equity classified awards, based on our historical and planned settlement such awards in shares.
The determination of the fair value of stock options and stock appreciation rights requires the use of judgement and is estimated using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected life of the option or stock appreciation right, and the expected volatility of our common stock, among the use of other required inputs. To estimated the expected life of the stock option or stock appreciation right, the Company uses the “simplified” method whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the award due to the Company’s lack of sufficient historical exercise data. The Company estimates expected volatility for options and stock appreciation rights by reference to the average historical volatility of other publicly traded comparable companies for the period preceding the grant for a term that is equal to the option’s or stock appreciation right's expected term, if available.
The fair value of RSU's is determined by the closing price of our common stock on the date of grant.
Research and Development Costs
Research and development costs are expensed as incurred and consist primarily of personnel-related expenses, licensing costs and other direct expenses. In 2023 the Company capitalized $0.7 million of internally developed software related to the specific development of Augmedix Go that did not have benefits for our other products, Augmedix Live and Augmedix Notes, that are already commercially available.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Government Grant Income
From time to time, the Company may receive grant income from the Bangladesh Government related to our operations in Bangladesh. The Company records this grant income when received and the grants are recorded in other income (expenses) on the consolidated statement of operations. The Company recorded grant income of $459 thousand and $267 thousand during the year ended December 31, 2023 and 2022, respectively.
Advertising Costs
All advertising costs are expensed as incurred and included in sales and marketing expenses. In April 2021, the Company issued 120,000 shares of common stock with a fair value of $0.6 million to a service provider as payment for advertising services to be performed over a one-year period. The Company recognized $0 and $0.2 million of these shares during the year ended December 31, 2023 and 2022, respectively. Advertising costs incurred by the Company are in the sales and marketing expense on the consolidated statements of operations and comprehensive loss and were $0.8 million and $0.8 million for the years ended December 31, 2023, and 2022, respectively.
Comprehensive Loss
The Company reports comprehensive loss, which includes the Company’s net loss as well as changes in equity from non-stockholder sources, as a separate component of stockholders’ equity. In the Company’s case, the changes in equity included in comprehensive loss are the cumulative foreign currency translation adjustments.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date.
The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the income tax expense.
Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense (benefit) in the consolidated statements of operations and comprehensive loss.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Lease Obligations
The Company measures operating lease liabilities at the inception of the lease based on the present value of the total lease payments not yet paid, discounted based on the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease.
The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs and (iii) tenant incentives under the lease. The Company begins to recognize rent expense when the lessor makes the underlying asset available to the Company.
For short-term leases, the Company records rent expense in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and records variable lease payments as incurred. The Company elected the practical expedient to recognize leases less than one year under the short term lease exemption under ASC 842 - Leases.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2023 and it did not have a material impact on its financial statements.
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
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.
3. Revenue, Accounts Receivable and Significant Customers
The Company derives nearly all of its revenue through a recurring subscription model. The Company enters into contracts with its customers typically with an initial term of one year. Most customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial contract term and any customer prepayments are deferred and included in the accompanying consolidated balance sheets in deferred revenue. Revenues are recognized over time as we provide our services to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Changes in the contract liability, which solely includes deferred revenue, were as follows:

	Years Ended December 31,
	2023	2022
Balance, beginning of year	$7,254	$6,238
Deferral of revenue	$42,846	31,949
Recognition of unearned revenue	$(41,137)	(30,933)
Balance, end of year	$8,963	$7,254
Accounts receivable, net from customers was $8.6 million and $6.4 million as of December 31, 2023 and 2022, respectively.
Deferred revenues consist of billings or payments received in advance of revenue recognized for the Company’s services, as described above, and are recognized as revenue when earned. The Company has an unconditional right to payment under a non-cancellable contract before it transfers services to its customer.
The Company’s accounts receivable are derived from contracts with customers located in the U.S. Significant customers generating more than 10% of the Company's revenue during the period indicated or for which accounts receivable balance was more than 10% of the total accounts receivable balance were as follows:

	Percent of Revenue for year ended December 31,
	2023	2022
Customer A	23%	18%
Customer B	11%	16%
Customer C	13%	12%

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Percent of Accounts Receivable as of December 31,
	2023	2022
Customer A	35%	19%
Customer C	11%	n/a
Customer D	n/a	10%
Customer E	10%	n/a
The Company capitalizes sales commission costs to obtain a revenue contract and amortizes such costs over 12 to 24 months. The Company amortized $601 thousand and $277 thousand of sales commissions in sales and marketing expense during the years ended December 31, 2023 and 2022, respectively. The unamortized capitalized sales commission included in other current asset was $494 thousand and $462 thousand as of December 31, 2023 and 2022, respectively. The unamortized capitalized sales commission included in other asset was $153 thousand and $68 thousand as of December 31, 2023 and 2022, respectively.
4. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2023	2022
Computer hardware, software and equipment	$4,730	$7,229
Leasehold improvements	716	460
Internally developed software	698	-
Furniture and fixtures	693	73
Construction in progress	393	163
Total cost	7,230	7,925
Less: accumulated depreciation	(3,491)	(6,352)
Property and equipment, net	$3,739	$1,573
The Company recorded depreciation expense of $1.1 million and $0.9 million during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company disposed of computer hardware, software and equipment with a cost and accumulated depreciation balance of $3.8 million, and recognized a gain on this disposal of $41 thousand.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
5. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	December 31,
	2023	2022
Accrued compensation	$3,860	$3,587
Accrued vendor partner liabilities	1,285	871
Accrued other	913	466
Accrued indirect taxes	393	279
Accrued professional fees	138	118
Total accrued expenses and other current liabilities	$6,589	$5,321
6. Debt
Eastward Loan and Security Agreement
On March 25, 2021, the Company entered into the Loan and Security Agreement (the “Eastward Loan Agreement”) with Eastward Capital Partners (“Eastward”) to establish a loan facility that provided for borrowings in the aggregate principal amount of up to $17.0 million, which were available to be drawn in two tranches. The first and only tranche of $15.0 million was funded on March 31, 2021.
Borrowings under the Eastward Loan Agreement were repaid in full in May 2022 with the proceeds from the SVB Loan Agreement. The Company recorded a loss on extinguishment of debt of $1.1 million during the year ended December 31, 2022.
SVB Loan Agreement
On May 4, 2022 (the “Effective Date”), the Company and its subsidiary (individually and collectively, “Borrower”) entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, a California corporation, as lender (“SVB”). The SVB Loan Agreement provides the Borrower with a revolving credit facility in an aggregate principal amount of the lesser of (i) $5.0 million or (ii) 80% of eligible accounts (the “Revolving Credit Facility”) and two tranches of term loan advances, comprised of a term loan advance under Tranche A in an aggregate principal amount of up to $15.0 million and additional term loan advances under Tranche B in an aggregate principal amount of up to $5.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Facilities”). Borrower’s obligations under the SVB Loan Agreement are secured by first-priority liens on substantially all assets of Borrower. The proceeds of the initial draw under the Term Loan Facility, together with a portion of Borrower’s balance sheet cash, have been used to repay all of Borrower’s outstanding obligations under the Eastward Loan Agreement.
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
On June 12, 2023, the Borrower entered into a First Amendment to Loan and Security Agreement (“Amendment”) with SVB, which amends certain provisions of the SVB Loan Agreement. Under the SVB Loan Agreement, the term loan facility’s initial stated maturity date was June 1, 2025, which was automatically extended to December 1, 2025 as the Company achieved certain performance milestones that were a condition to such extension. The Amendment provides for further automatic extensions of the term loan facility’s maturity date, with the possibility of automatic extension to June 1, 2027, if the

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Company achieves certain equity milestones as set forth in the Amendment and certain performance milestones with respect to revenue and net income (loss) as set forth in the Amendment. The Amendment also extended the stated maturity date of the Revolving Credit Facility from May 4, 2024 to November 4, 2024.
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
The Amendment also reduced the prepayment fees payable on the condition The Company prepays all borrowings under the Term Loan Facility. The prepayment fee depends on when the term loan is prepaid and equals 2.50%, 1.50%, and 0.50% of the outstanding principal amount of the Term Loan Facility, if the prepayment occurs during the first, second or third year following of the effective date of the amendment. There is no prepayment fee if the Term Loan Facility is replaced with another facility with the SVB.
In connection with the Amendment, the Company also issued to SVB a warrant to purchase up to 190,330 shares of the Company’s common stock, $0.0001 par value per share, exercisable at any time for a period of approximately seven years from the date of issuance, at an exercise price of $4.25 per share, payable in cashless basis according to the formula set forth in the warrant. The exercise price of the warrant was adjusted to $3.01 per share upon approval of the Company’s shareholders at the Company’s Annual Meeting of stockholders held on July 13, 2023.
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
At December 31, 2023, the future minimum payments required under the Term Loan Facility of the Loan Agreement, including the final payment, are as follows:

Years ending December 31:
2024	$5,000
2025	10,000
2026	6,225
21,225
Less unamortized debt discount	(922)
Loan payable, net of discount	20,303
Less current portion	(5,000)
Loan payable, non-current portion	$15,303
The Term Loan Facility includes an end of term payment of $1.23 million, which has been recorded as both a discount and an increase to the principal amount of the debt. The original discount of $1.78 million is being amortized to interest expense over the repayment term of the SVB Loan Agreement using the effective interest method. The Company amortized $596 thousand and $265 thousand of the discount to interest expense during the years ended December 31, 2023 and 2022, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
There were no borrowings under the Revolving Credit Facility in the years ended December 31, 2023 or December 31, 2022. The Company was in compliance with all covenants in the SVB Loan Agreement at December 31, 2023.
7. Leases
The Company leases office facilities for its corporate headquarters in San Francisco, California under a non-cancelable operating lease agreement that was originally set to end in February 2025. This lease was amended in October 2023 to extend the term for approximately 2 years to February 2027. This amendment was accounted for as a lease modification in which the Company remeasured the operating lease liability and the operating lease right of use asset. As a result, the Company recorded an additional operating lease liability of $785 thousand with a corresponding increase in the operating lease right of use asset.
During the year ended December 31, 2023, the Company’s Bangladesh subsidiary entered into a 5-year non-cancelable lease for office facilities which ends in July 2028. The Company recorded an initial operating lease right-of-use asset and corresponding operating lease liability of $3.3 million for this lease. The Company intends to take possession of one additional floor under this lease in 2024. Additionally, in May 2023, the Company entered into 20-month lease for additional office space in Bangladesh and recorded an initial right-of-use asset and operating lease liability of $130 thousand.
During the year ended December 31, 2023, the Company's India subsidiary entered into a 5-year non-cancelable lease for office space that ends in December of 2027. The Company recorded an initial operating lease right of use asset and corresponding operating lease liability of $485 thousand for this lease.
The Company also enters into short-term leases for additional office space with terms or 1 year or less, or in which the Company has the right to terminate with notice. The Company does not record an operating lease liability or operating lease right of use asset for these leases.
The following table summarizes activity related to our leases:

	Year Ended December 31,
Lease Cost	2023	2022
Operating lease cost	1,270	762
Short-term lease expense	433	365
Total operating lease cost	$1,703	$1,127
Other information related to the operating lease where the Company is the lessee is as follows:

	Year ended December 31,
	2023	2022
Weighted-average remaining lease term (years)	4.0	2.2
Weighted-average discount rate	8.3%	4.0%

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
As of December 31, 2023, the maturities of the Company’s operating lease liability (excluding short-term leases) is as follows:

2024	1,554
2025	1,687
2026	1,749
2027	1,077
2028	490
2029	$11
Total	$6,568
Less: imputed interest	(1,024)
Operating lease liability	5,543
Less: operating lease liability, current portion	1,494
Operating lease liability, net of current portion	$4,049
8. Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2023.
On April 19, 2023, the Company entered into a Securities Purchase Agreement with RedCo II Master Fund, L.P. (“Redmile”) and HINSIGHT-AUGX HOLDINGS, LLC, a wholly owned indirect subsidiary of HCA Healthcare, Inc. (the “Purchasers”), pursuant to which the Company sold to the Purchasers for aggregate consideration of approximately $12.0 million an aggregate of 3,125,000 shares of the Company’s common stock at a purchase price of $1.60 per share, pre-funded warrants to purchase up to 4,375,273 shares of common stock, at a price per pre-funded warrant equal to the purchase price per share, less $0.0001, and breakeven warrants to purchase up to 1,875,069 shares of common stock, at an exercise price of $1.75 per share. The breakeven warrants became exercisable pursuant to their terms on November 20, 2023, upon the closing of the Company's equity financing on the same date (discussed below) and expire seven years following the date of issuance. The pre-funded warrants have an exercise price of $0.0001 per warrant share, became exercisable upon issuance and remain exercisable until exercised in full.
On May 19, 2023, the Company filed a registration statement on Form S-3 (File No. 333-272081), which was declared effective by the SEC on May 26, 2023, which registered for resale 9,375,342 shares of the Company’s common stock.
On June 13, 2023, the Company and Redmile entered into a separate securities purchase agreement, which was subsequently approved by the Company’s stockholders on July 13, 2023. Under this securities purchase agreement, the Company has the right, but not the obligation, to sell up to 3,125,000 shares of common stock to Redmile at a purchase price of $1.60 per share, or an aggregate purchase price of $5.0 million. If the closing market price of the Company's common stock is less than $1.60 per share for five consecutive trading days at any time after the one-year anniversary of the securities purchase agreement, Redmile will have the option to elect not to purchase such shares.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
On November 20, 2023, the Company closed a public offering in which the Company issued 7,187,500 shares of common stock and raised net proceeds of $26.3 million, after underwriter's commissions and direct financing costs of $2.5 million.
Common Stock Warrants
At December 31, 2023, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of Common Stock Issuable upon Exercise of Warrants	Exercise Price Per Warrant
October 25, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	84,964	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
May 4, 2029	48,295	$4.00
September 2, 2029	1,826,222	$2.88
April 30, 2030	1,875,069	$1.75
June 13, 2030	190,330	$3.01
Perpetual	4,375,273	$0.0001
	8,748,030
The perpetual common stock warrants in the table above are included in the weighted average shares outstanding for purpose of calculating earning per share since the issuance date of April 19, 2023 given the nominal exercise price, but are not considered outstanding common shares as of December 31, 2023.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
9. Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the years ended December 31, 2023 and 2022.
The Company calculated basic and diluted net loss per share as follows:

	Year Ended December 31,
	2023	2022
Numerator
Net Loss	$(19,171)	$(24,449)

Denominator
Weighted average shares, basic and diluted	43,946,263	37,418,463

Net loss per share	$(0.44)	$(0.65)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2023	2022
Common stock warrants	4,372,757	2,801,703
Stock options	9,342,589	8,234,823
Restricted stock units	303,688	263,155
	14,019,034	11,299,681

10. Equity Incentive Plan
The Company has granted share-based payment awards to employees, non-employee directors and service providers of the Company under the Augmedix, Inc. 2020 Equity Incentive Plan (“2020 Plan”).
The 2020 Plan authorizes the award of stock options, restricted stock awards ("RSAs"), stock appreciation rights ("SARs"), restricted stock units ("RSUs"), performance awards, cash awards, and stock awards. Certain awards provide for accelerated vesting in the event of a change in control. Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.
The number of shares reserved for issuance under the 2020 Plan did increase on January 1, 2022 and 2023 and will increase each year thereafter through 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
preceding December 31st, or a number as may be determined by the Board of Directors. As of December 31, 2023, 326,495 shares remained available for grant under the 2020 Plan.

The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
General and administrative	$1,655	$1,527
Sales and marketing	259	173
Research and development	432	323
Cost of revenues	125	89
Total	$2,471	$2,112

No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for share-based compensation arrangements and $14 thousand of share-based compensation costs have been capitalized as property and equipment during the year ended December 31, 2023.
The grant date fair value of stock options and stock appreciation rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2023	2022
Expected term (in years)	5.9	5.9
Expected Volatility	57.1%	54.8%
Risk-free rate	4.0%	2.2%
Dividend rate	—	—
The weighted average grant date fair value of stock option awards granted was $1.24 and $1.19 during the years ended December 31, 2023 and 2022, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes stock option and SARs activity for the year ended December 31, 2023:

Stock Options and Stock Appreciation Rights	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	8,234,823	$1.82	7.7
Granted	1,784,446	2.19
Exercised	(442,573)	$1.32
Forfeited and expired	(234,107)	$2.49
Outstanding at December 31, 2023	9,342,589	$1.94	7.2
Exercisable at December 31, 2023	6,028,787	$1.64	6.6
Vested and expected to vest at December 31, 2023	9,342,589	$1.94	7.2
The options exercised during the years ended December 31, 2023 and 2022 had an intrinsic value of $1.2 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2023 were $36.5 million and $25.4 million, respectively. At December 31, 2023, future share-based compensation for options granted and outstanding of $3.0 million will be recognized over a remaining weighted-average requisite service period of 2.2 years.

RSUs and Stock Awards	Number of Shares under Option Plan	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	263,155	$1.90
Granted	320,097	$4.91
Vested	(272,264)	$2.02
Forfeited and expired	(7,300)	$4.15
Outstanding at December 31, 2023	303,688	$4.91
The aggregate intrinsic value of RSU's outstanding as of December 31, 2023 were $1.8 million. At December 31, 2023, future share-based compensation for RSU's granted and outstanding of $1.1 million will be recognized over a remaining weighted-average requisite service period of 2.7 years.
Performance and Market-Based Options
In March 2021, the Company granted 727,922 stock options to the Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. The options vest based on the CEO’s continued service in addition to the following terms:
•317,688 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for a minimum of 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. These options expire on March 3, 2031.
•46,273 options vest in full when the closing price of the Company’s common stock reaches or exceeds $9.00 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. Since the listing on Nasdaq, these options expire on March 22, 2031, instead of 2026.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
•363,961 options vest in full when the closing price of the Company’s common stock reaches or exceeds $13.50 per share for 20 out of 30 trading days after the Company becomes listed on the New York Stock Exchange or Nasdaq. Since the listing on Nasdaq, these options expire on March 22, 2031, instead of 2026.
As of December 31, 2023, the unamortized share-based compensation expense was $30 thousand which the Company will plans to recognize over a weighted average period of 0.62 years. If the market conditions are achieved, any remaining unrecognized compensation cost associated with those options will be immediately recognized.
11. Employee Benefit Plans
The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible U.S. employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2023 and 2022, the Company made contributions of $150 thousand and $145 thousand to the plan, respectively.
The Company provides a savings fund for permanent employees of the Bangladesh subsidiary named Augmedix BD Limited Employees’ Gratuity Fund (“Gratuity Fund”), in accordance with Bangladesh employment requirements. Employees are entitled to a cash benefit after completion of five years of service with the company. The payment amount is calculated on the employee's basic pay and is payable at the rate of one month’s basic pay for every completed year of service. The Company has accrued a Gratuity Fund liability totaling of $421 thousand and $509 thousand as of December 31, 2023 and December 31, 2022, respectively, which is included in other liabilities in the accompanying consolidated balance sheet. The Gratuity Fund liability is presented net of value of the cash balance that the Company has funded into the Gratuity Fund.
12. Income Taxes
The components of income (loss) before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2023	2022
United States	$(20,812)	$(25,426)
Foreign	1,786	1,088
Loss before income tax expense	$(19,026)	$(24,338)

Income tax expense for the years ended December 31, 2023, and 2022, consisted entirely of current tax expense as follows:

Current:	2023	2022
Federal	$—	$—
State	—	—
Foreign	145	111
Income tax expense	$145	$111

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A reconciliation of the Company's effective tax rate to the statutory federal income tax rate is as follows:

	December 31,
Rate reconciliation:	2023	2022
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(6.1)%	(4.9)%
Permanent differences	1.7%	1.5%
Research & development credits	(3.8)%	(2.0)%
Foreign rate differential	(1.2%)	—%
Change in tax rate	(0.5%)	0.1%
Other	(0.7%)	(5.8%)
Change in valuation allowance	32.4%	32.5%
Effective tax rate	0.8%	0.4%
Deferred tax assets and liabilities consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$42,899	$40,397
Capitalized research and development costs	3,876	1,598
Credits	2,066	1,347
Accruals and other	934	492
Share-based compensation	657	467
Lease liabilities	533	482
Fixed assets	86	82
Total deferred tax assets	51,051	44,865
Valuation allowance	(50,595)	(44,454)
Deferred tax assets, net of valuation allowance	$456	$411
Deferred tax liability:
Right-of-use assets	(456)	(411)
Net deferred tax assets	$—	$—
Based on all available evidence on a jurisdictional basis, the Company believes that it is more likely than not that its U.S. deferred tax assets will not be utilized and has recorded a full valuation allowance against its net deferred tax assets in the U.S. jurisdiction. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses and expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2023 and 2022 included historical and projected future operating losses. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $6.1 million and $7.9 million during the years ended December 31, 2023 and 2022, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company did not have unrecognized tax benefits as of December 31, 2023 or 2022. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes of $167.4 million and $120.1 million at December 31, 2023, respectively. The net operating loss carryforwards generated prior to 2018 begin expiring in 2033 for federal and 2030 for state income tax purposes. Federal and many state net operating losses generated in 2018 and thereafter have an indefinite life.
The Company had federal and state research and development credit carryforwards of $1.3 million and $1.0 million at December 31, 2023, respectively. The federal credit carryforwards begin expiring in 2038 and the state credits can be carryforward indefinitely .
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
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s 2018 to 2022 tax years remain open and subject to examination; carryforward amounts from all tax years remain subject to adjustment.
13. Commitments and Contingencies
Cloud Computing Services
In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of December 31, 2023, the Company has spent approximately $0.6 million against this contract.
Legal
In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As a result, no liability related to such claims has been recorded at December 31, 2023 or 2022.
Indemnification Agreements
From time to time, in the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the consolidated financial statements. As a result, no liability for these agreements has been recorded at December 31, 2023 or 2022.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
14. Fair Value Measurements
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature. Cash equivalents of $43.1 million are currently held in money market funds which are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. As of December 31, 2022, the fair value of the Company’s loan payable was $15.1 million. As of December 31, 2023, the carrying value of the Company’s loan payable was $20.3 million. The estimated fair value for the Company’s loan payable was based on discounted expected future cash flows using prevailing interest rates which are Level 2 inputs under the fair value hierarchy.
The following tables present information about our financial instruments that have been measured at fair value as of December 31, 2023 and 2022:

	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$43,104	$43,104	$—	$—
Total	$43,104	$43,104	$—	$—

Financial Liabilities
Loan payable	$20,303	$—	$—	$20,303
Total	$20,303	$—	$—	$20,303

	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$18,974	$18,974	$—	$—
Total	$18,974	$18,974	$—	$—

Financial Liabilities
Loan payable	$15,134	$—	$—	$15,134
Total	$15,134	$—	$—	$15,134

15. Related Party Transactions
Lease Transaction
In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 7), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company paid $300 thousand to the related party during each of the years ended December 31, 2023 and 2022, which is included as rent expense. At December 31, 2023, the amounts owed to the related party were $8 thousand and included in accounts payable in the accompanying consolidated balance sheet. At December 31, 2022, the amounts owed to the related party were $4 thousand and included in accounts payable in the accompanying consolidated balance sheet.

Transactions with Entities Affiliated with Redmile Group, LLC

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Redmile Group, LLC is a healthcare-focused investment firm which is the investment manager/advisor to certain private investment vehicles, including RedCo I, L.P. and Redmile Private Investments II, L.P. (collectively, “Redmile”) which hold more than 5% of Augmedix’s outstanding capital stock. Robert Faulkner, a member of our board of directors since April 2023, currently serves as a Managing Director at Redmile. Described below are all transactions between Augmedix and Redmile completed during the fiscal year ended December 31, 2023. There were no transactions between Augmedix and Redmile for the fiscal year ended December 31, 2022.
•On April 19, 2023, Augmedix entered into a Securities Purchase Agreement with RedCo II Master Fund, L.P., an affiliate of Redmile, and certain other purchasers, pursuant to which Augmedix sold to Redmile for consideration of approximately $7 million an aggregate of 1,250,000 shares of the Augmedix’s common stock at a purchase price of $1.60 per share, pre-funded warrants to purchase up to 3,125,195 shares of common stock, at a price per pre-funded warrant equal to the purchase price per share, less $0.0001, and breakeven warrants to purchase up to 1,093,799 shares of common stock, at an exercise price of $1.75 per share, that will become exercisable on the earliest of (1) the date on which Augmedix closes an equity or debt financing prior to December 31, 2025, (2) December 31, 2025, if Augmedix cannot provide written certification that it has achieved cash flow break even from operations, excluding interest payments, for two out of three consecutive quarters between April 19, 2023 and December 31, 2025, on such date, (3) immediately prior to a change of control that occurs prior to December 31, 2025, and (4) the date on which a specified Regulatory Event (as defined in the break-even warrants) occurs; provided, however, that the breakeven warrants shall terminate on December 31, 2025 if none of the foregoing events have occurred on or prior to December 31, 2025.
•On May 19, 2023, Augmedix filed a registration statement on Form S-3 (File No. 333-272081), which was declared effective by the SEC on May 26, 2023, which registered for resale 9,375,342 shares of Augmedix’s common stock covering 5,468,884 shares and warrants owned by Redmile.
•On June 13, 2023, Augmedix entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RedCo II Master Fund, L.P., an affiliate of Redmile, pursuant to which Augmedix has the right, but not the obligation, to sell to Redmile, and Redmile is obligated to purchase, up to an aggregate of $5.0 million (the “Equity Line of Credit”) of: (i) newly issued shares (the “Shares”) of Common Stock, at a purchase price of $1.60 per share (the “Purchase Price per Share”) and (ii) non-voting pre-funded warrants (the “ELOC Warrants,” and together with the Shares, the “ELOC Securities”) exercisable for the Company’s common stock (the “ELOC Warrant Shares”) at a price per ELOC Warrant equal to the Purchase Price per Share, less $0.0001, from time to time during the term of the agreement, subject to certain limitations and conditions. The ELOC Warrants, if issued, would have an exercise price of $0.0001 per ELOC Warrant Share, become exercisable upon issuance and remain exercisable until exercised in full. The Equity Line of Credit was subsequently approved by Augmedix’s stockholders on July 13, 2023.
•On November 20, 2023, in an underwritten public offering (the “Offering”) Augmedix sold an aggregate of 6,250,000 shares of its common stock at a public offering price of $4.00 per share and granted to the underwriters an option to purchase up to an additional 937,500 shares of common stock at the public offering price less the underwriting discounts and commissions, which option was exercised in full prior to the closing of the Offering. RedCo II Master Fund, L.P., an affiliate of Redmile, purchased 750,000 shares of common stock in the Offering at the public offering price.

16. Subsequent Events
The automatic employee option pool replenishment of 5%, effective January 1, 2024, was ratified by the Compensation Committee on February 22, 2024. This increases the available pool by 2,429,587 shares.
On February 22, 2024, the Compensation Committee granted of 585,673 RSUs and stock awards to certain new hires, existing employees and our AI Advisory Council members.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
On February 22, 2024, the Compensation Committee granted of 118,050 SARs to certain new hires and existing employees. The exercise price of the SARs is $4.39.
On February 23, 2024, the Compensation Committee granted 650,000 RSUs to certain new hires and executives of the Company.
On March 1, 2024, the Board granted of 150,000 RSUs for our CEO.

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
As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over technical accounting analyses, and the regular review and application of accounting policies, as the company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
Remediation Efforts to Address the Material Weakness
A material weakness in our internal control over the application of accounting policies was identified as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of accounting policies as our company grew. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over the annual review of all relevant accounting policies, particularly in areas where our operations have changed. To address this material weakness we added additional resources during the year ended December 31, 2023, including engaging a third-party technical accounting expert to assist the Company in applying Generally Accepted Accounting Principles to the Company's transactions. The Company is additionally modifying its management review controls over significant and unusual transactions and is working to enhance its documentation around accounting policy determinations. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

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
As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Annual Report. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of such date due to the material weakness in our internal control over the regular review and application of accounting policies, as necessitated by the growth of the company and its changing operations. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Except for the identification of the material weaknesses and related remediation efforts to date discussed above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K of the Exchange Act, except as follows:

On November 28, 2023, Ian Shakil, the Company’s Chief Strategy Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 900,000 shares of our common stock through August 15, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days from December 31, 2023, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days from December 31, 2023, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days from December 31, 2023, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days from December 31, 2023, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days from December 31, 2023, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K
2.Financial Statement Schedules
None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.
3.Exhibits

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

4.7	Form of Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
4.8	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC on April 17, 2023).
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

4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
4.12	Form of Breakeven Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 20, 2023).
4.13	Form of SVB Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
4.14	Form of ELOC Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.1*	2013 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
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

10.6*
Offer letter, dated October 23, 2020, by and between Saurav Chatterjee and Augmedix, Inc. (incorporated by reference to Exhibit 10.5 to the Amendment No.1 to the Annual Report on Form 10-K/A filed with the SEC on May 1, 2023).

10.7*	Form of Indemnity Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.8	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
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

10.15**
Statement of Work No. 3 to the Master Service Agreement by and between Augmedix Operating corp. and IDS Infotech Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).

10.16**
Second Omnibus Amendment by and between Augmedix Operating corp. and Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).

10.17**
Augmedix Notes – Statement of Work No. 2, as a supplement to the Master Services Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.18**
Addendum to Statement of Work No. 3 by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and IDS Infotech Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2021).

10.19
Loan and Security Agreement by and among Augmedix, Inc., Augmedix Operating Corporation and Silicon Valley Bank dated as of May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).

10.20
Third Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc. Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers dated June 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 10, 2022).

10.21**
Statement of Work No. 4 by and between Augmedix Operating Corp. and IDS Infotech Ltd. dated June 1, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).

10.22**
Statement of Work No. 3 by and between Augmedix Operating Corp. and Infosense Technologies, Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).

10.23
Assignment Amendment by and between Dignity Health and Common Spirit Health (f/k/a Catholic Health Initiative) and Augmedix Operating Corp. f/k/a Augmedix, Inc. effective as of October 20, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.24**
Statement of Work by and between Augmedix Operating Corp. and St. Joseph Physician Associates, d/b/a St. Joseph Medical Group, effective as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.25
Agreement to Lease by and among Augmedix Solutions Pvt. Ltd., Shukoor Habib Trust and Rafeeq Trust, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.26**
Statement of Work No. 3 by and between Augmedix Operation Corp. and Sutter Health, dated January 9, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2023).

10.27
Lease Agreement by and between Augmedix Bangladesh Ltd. and Sony Chocolate Industries Ltd., dated January 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.28**
Ninth Amendment to the Master Service Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health, dated February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023).

10.29
Non-Executive Chairman Agreement between Augmedix, Inc. and Rod O’Reilly, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form-8K filed with the SEC on March 6, 2023).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form-8K filed with the SEC on April 20, 2023).
10.31	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form-8K filed with the SEC on April 20, 2023).
10.32**
Statement of Work No.2 by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and DHMF (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023).

10.33**
Statement of Work by and between Augmedix Operating Corp. and Baylor St. Luke’s Medical Group, dated May 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2023).

10.34	First Amendment to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.35	Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.36	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.37**
Fourth Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers, dated July 11, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2023).

10.38
Fifth Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers, dated October 10, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.39
Amendment to Sublease by and between Augmedix Operating Corp. and Turo Inc., dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2023).

10.40+	Lease Agreement (8th Floor) by and between Augmedix Bangladesh Ltd. and Sony Chocolate Industries Ltd., dated November 22, 2023.
10.41+	Lease Agreement (17th Floor) by and between Augmedix Bangladesh Ltd. and Sony Chocolate Industries Ltd., dated November 22, 2023.
16.1
Letter of Frank, Rimerman + Co. LLP to the Securities and Exchange Commission dated August 22, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1+	Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL.
*Indicates a management contract or any compensatory plan, contract or arrangement.
**Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.
#This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+    Filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC.

Date: March 26, 2024	By:	/s/ Emmanuel Krakaris
Emmanuel Krakaris President, Chief Executive Officer and Secretary (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emmanuel Krakaris	President, Chief Executive Officer,	March 26, 2024
Emmanuel Krakaris	Secretary and Director (Principal Executive Officer)

/s/ Paul Ginocchio	Chief Financial Officer	March 26, 2024
Paul Ginocchio	(Principal Accounting and Financial Officer)

/s/ William J. Febbo	Director	March 26, 2024
William J. Febbo

/s/ Jason Krikorian	Director	March 26, 2024
Jason Krikorian

/s/ Laurie McGraw	Director	March 26, 2024
Laurie McGraw

/s/ Ian Shakil	Director	March 26, 2024
Ian Shakil

/s/ Margie L. Traylor	Director	March 26, 2024
Margie L. Traylor

/s/ Roderick H. O’Reilly	Director	March 26, 2024
Roderick H. O’Reilly

/s/ Robert Faulkner	Director	March 26, 2024
Robert Faulkner