Form 10-K/A
period 2023-12-31
Augmedix, Inc.
filed 2024-04-29
CIK 1769804

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
There were 48,967,693 shares of the registrant’s common stock outstanding as of April 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Grant Thornton LLP	San Francisco, CA	PCAOB ID# 248

EXPLANATORY NOTE

Augmedix, Inc. (the “Company,” “Augmedix,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Augmedix within 120 days after the end of the fiscal year covered by the Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information About Our Directors and Executive Officers.

Board of Directors

The table below sets forth our directors as of April 21, 2024. We have also included below a summary of the business experience of each of our directors, including a discussion of the qualifications, attributes and skills that led our Board of Directors (the “Board”) to the conclusion that each of our directors should serve as a director of Augmedix.

Name	Age(1)	Title	Director Since

Emmanuel Krakaris	65	President, Chief Executive Officer, Secretary and Director	2018

Roderick H. O’Reilly	62	Chair	2023

Laurie A. S. McGraw	60	Lead Independent Director	2022

Jason Krikorian	52	Director	2017

Margie L. Traylor	60	Director	2021

William J. Febbo	55	Director	2022

Ian Shakil	40	Chief Strategy Officer and Director	2013

Robert Faulkner	61	Director	2023

(1)	Age as of April 21, 2024.

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors and the period during which he or she has served as a director.

Emmanuel Krakaris (65) has served as our President, Chief Executive Officer, Secretary and as a member of our board of directors since October 2018. Before Mr. Krakaris was appointed as our President, Chief Executive Officer and Secretary, Mr. Krakaris served as an advisor to the board of directors from April 2018 to May 2018 and as our Chief Operating Officer from June 2018 to September 2018. Prior to joining us, Mr. Krakaris served as the Chief Executive Officer of Streetline, Inc. from August 2014 to February 2018 and as Chief Financial Officer and Chief Operating Officer from 2011 to August 2014. Mr. Krakaris also served as Chief Financial Officer of Command Audio Corporation from 1996 to 2011. Prior to his role at Command Audio Corporation, Mr. Krakaris had a successful career in banking, reaching the position of Group Vice President at BNP Paribas. Mr. Krakaris received a Bachelor of Commerce in Marketing and International Business from McGill University, and a M.B.A. from the University of California, Berkeley, Haas School of Business. We believe that Mr. Krakaris is qualified to serve on our board of directors due to his extensive business experience as an executive officer and experience across a broad range of industries.

Roderick H. O’Reilly (62) has served as the Chair of our board of directors since March 2023. Mr. O’Reilly has spent more than 25 years in executive leadership, most recently as EVP and President of Change Healthcare’s Software and Analytics Division, and previously held numerous senior executive roles at McKesson Technology Solutions. Mr. O’Reilly has led organizations that span providers, hospitals and payers, and that provide solutions focused on driving better clinical and financial outcomes. Mr. O’Reilly currently serves on several healthcare IT companies boards. Mr. O’Reilly holds an M.B.A. from the University of British Columbia and a B.B.A. in Economics and Finance from Simon Fraser University. We believe that Mr. O’Reilly is qualified to serve on our board of directors due to his extensive business experience as an executive officer and his extensive experience within the healthcare industry.

Laurie A.S. McGraw (60) has served as a member of our board of directors since March 2022. Ms. McGraw has served as Executive Vice President of Transcarent since March 2024. Ms. McGraw serves on the boards of Newfire Global Partners, OhMD, and the American Institute of Physics Publishing, and serves as Advisor to numerous companies and venture firms. Previously, Ms. McGraw served as Senior Vice President, Health Solutions, a division of the American Medical Associations (“AMA”), where she was responsible for AMA’s data solutions used for innovation and standard-setting across the entire healthcare industry, which is a position she held from February 2016 to March 2022. Ms. McGraw serves on the board of MedAvail Holdings, Inc. From 2013 to 2015, Ms. McGraw served as Chief Executive Officer of Shareable Ink, a clinical documentation and data solutions company. From 2000 to 2013, Ms. McGraw served in various leadership roles at Allscripts including President, Enterprise Solutions and Chief Client Officer. She joined Allscripts when it was a $30 million company and oversaw its growth into a $1.5 billion company. Ms. McGraw also spent ten years as a development leader and head of client success at ChannelHealth/IDX before its sale to Allscripts. Ms. McGraw received a Sc. B. with honors from Brown University. We believe that Ms. McGraw is qualified to serve on our board of directors due to her significant business experience in high growth companies as an executive officer, her extensive healthcare industry knowledge, and due to her public company experience.

Jason Krikorian (52) has served as a member of our board of directors since May 2017. He served as a General Partner of DCM, an international venture capital firm, from 2010 to December 2022. He has been a member of the board of directors of Matterport, Inc. since June 2014 and Playstudios, Inc. since June 2021. Prior to joining DCM, Mr. Krikorian co-founded Sling Media, Inc., a digital media and device company. Mr. Krikorian holds a B.A. in Psychology from the University of California, Berkeley, a J.D. from the University of Virginia School of Law, and a M.B.A. from the University of Virginia Darden School of Business. We believe that Mr. Krikorian is qualified to serve on our board of directors due to his expertise as an entrepreneur and venture capital investor in technology companies.

Margie L. Traylor (60) has served as a member of our board of directors since May 2021. Ms. Traylor co-founded August United, an influencer marketing agency, and Tailwind, a performance media consultancy sold to Cheil Worldwide in 2022. Ms. Traylor served for 14 years as a board member of HonorHealth, a non-profit healthcare system, and serves on its Strategic Planning, Executive and Compensation, Quality, Audit and Medical Staff Planning and Partnership Committees. Ms. Traylor holds a Master of Healthcare Innovation from the Edson College of Nursing and Health Innovation and a B.S. in Accounting from the W. P. Carey School of Business at Arizona State University. Her prior corporate leadership roles included e-commerce vice president, controller, PwC auditor, and CPA for public and private companies, with $500M to $5B in revenues. We believe Ms. Traylor is qualified to serve on our board of directors due to her extensive knowledge of health systems and experience as a CPA, entrepreneur, and chief executive officer.

William J. Febbo (55) has served as a member of our board of directors since March 2022. Mr. Febbo founded Plexuus, LLC, a payment processing business for medical professionals in September 2015 and remained its Chairman from September 2015 to December 2020. From April 2007 to September 2015, Mr. Febbo served as Chief Operating Officer of Merriman Holdings, Inc., an investment banking firm, where he assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. Mr. Febbo was a co-founder of, and from September 2013 to September 2015 served as Chief Executive Officer of, Digital Capital Network, Inc. a transaction platform for institutional and accredited investors. Mr. Febbo was a co-founder of, and from January 1999 to September 2015 was Chief Executive Officer of, MedPanel, LLC, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries. Since 2017, Mr. Febbo has been a faculty member of the Massachusetts Institute of Technology’s linQ program, which is a collaborative initiative focused on increasing the potential of innovative research to benefit society and the economy. Mr. Febbo currently serves as a director of LifeMd Inc. (NASDAQ: LFMD), a publicly traded provider of virtual primary care that offers telemedicine, laboratory and pharmacy services and specialized treatment across more than 200 condition, and OptimizeRX, Inc. (NASDAQ: OPRX) where he is also the Chief Executive Officer. Previously, Mr. Febbo served as a director of Modular Medical, a publicly traded development stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump. In addition, Mr. Febbo has been a board member of the United Nations Association of Greater Boston, a resource for the citizens of Greater Boston on the broad agenda of critical global issues addressed by the UN and its agencies, since 2004.

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

We believe that Mr. Febbo is qualified to serve on our board of directors due to over 20 years of experience in building and managing health services and financial businesses.

Ian Shakil (40) is our founder and has been a member of our board of directors since April 2013. He previously served as Chairman of our board of directors from August 2018 to September 2020 and has served as our Chief Strategy Officer since October 2018. Prior to that, Mr. Shakil served as our Chief Executive Officer from April 2013 to October 2018. Mr. Shakil has a B.S.E. in Biomedical Engineering from Duke University, and an M.B.A. from Stanford University Graduate School of Business. We believe that Mr. Shakil is qualified to serve on our board of directors because he is our founder and former Chief Executive Officer and his business and technical experience in the healthcare industry.

Robert Faulkner (61) has served as a member of our board of directors since April 2023. Mr. Faulkner has been a Managing Director at Redmile Group, LLC, a health care-focused investment firm, since February 2008. Mr. Faulkner previously served on the board of directors of MedAvail Holdings, Inc. between November 2020 and February 2024, as well as the Chairman of the board of directors of Science 37 Holdings, Inc. between October 2021 and March 2024. Prior to Redmile, Mr. Faulkner was a sell-side equity analyst for 16 years, from 1992 to 2008, including at Hambrecht & Quist (now JPMorgan), Thomas Weisel Partners (now Stifel Financial Corp.) and SG Warburg & Co. (now UBS). Mr. Faulkner holds an A.B. from Harvard College and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe that Mr. Faulkner is qualified to serve on our Board based on his extensive strategic, investment and operational experience in the healthcare industry.

Executive Officers

The following table provides information regarding our executive officers as of April 21, 2024:

Name	Age	Positions
Executive Officers

Emmanuel Krakaris	65	President, Chief Executive Officer, Secretary and Director

Sandra Breber	66	Chief Operating Officer

Saurav Chatterjee	53	Chief Technology Officer

Jonathan Hawkins	54	Chief Revenue Officer

Paul Ginocchio	55	Chief Financial Officer

Ian Shakil	40	Chief Strategy Officer and Director

Tomer Levy	50	Senior Vice President of Engineering

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

Tomer Levy has served as our Senior Vice President of Engineering since January 2024. Prior to joining us, Mr. Levy served as Global Senior Vice President, Engineering of Change Healthcare LLC (now Optum, Inc.), a provider of technology services, pharmacy care services and various direct healthcare services, between November 2019 and September 2023, and prior to that, Mr. Levy served as Vice President/General Manager, Cloud Solutions between August 2018 and November 2019 and as Vice President, Strategic Portfolio between May 2017 and August 2018. Mr. Levy holds B.A. in Computer Science and Economics and an executive M.B.A. from Tel Aviv University.

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

Audit Committee

The Audit Committee is composed of Ms. Traylor, Mr. Krikorian and Ms. McGraw. Ms. Traylor is the chair of the Audit Committee. Each member of the Audit Committee is financially literate. The Board has determined that Ms. Traylor is an “audit committee financial expert” as the term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933 (“Securities Act”). The Audit Committee’s principal functions are to assist the Board in its oversight of:

•selecting a firm to serve as our independent registered public accounting firm to audit our consolidated financial statements;
•ensuring the independence of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;
•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•considering the adequacy of our internal controls and internal audit function;
•reviewing related-party transactions that are material or otherwise implicate disclosure requirements; and
•approving, or as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

The members of the audit committee meet the definition of independence under applicable Nasdaq rules.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

We became a public company in October 2020, and we are currently an emerging growth company. As an emerging growth company, we are not required to include a Compensation Discussion and Analysis in our executive compensation disclosure and have elected to comply with the disclosure requirements applicable to emerging growth companies and smaller reporting companies. The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the year ended December 31, 2023. Our named executive officers, who are our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2023, were:

•Emmanuel Krakaris, President, Chief Executive Officer and Secretary;
•Ian Shakil, Chief Strategy Officer; and
•Sandra Breber, Chief Operating Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for fiscal 2023 and 2022.

		Salary	Option Awards	Non-Equity Incentive Plan Compensa-tion	All Other Compensa-tion	Total
Name and Principal Position	Year	($)	($)[1]	($)[2]	($)	($)
Emmanuel Krakaris,	2023	459,000	104,481	351,000	4,618	919,099
President, Chief Executive Officer and Secretary	2022	450,000	423,150	337,500	4,334	1,214,984

Ian Shakil,	2023	275,000	442,141	98,000	2,917	818,058
Chief Strategy Officer

Sandra Breber,	2023	357,000	73,136	218,400	2,557	651,093
Chief Operating Officer	2022	350,000	293,396	210,000	3,050	856,446

(1)	Amounts represent the aggregate grant date fair value of the stock options awarded to the named executive officer during fiscal 2023 and 2022 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 10 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 26, 2024. Such grant-date fair market value does not take into account any forfeitures related to service-based vesting conditions that may occur. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.
(2)	The amounts represent annual cash bonuses earned by Messrs. Krakaris and Shakil and Ms. Breber based on the achievement of Company and individual performance objectives.

Narrative Disclosure to Summary Compensation Table

Offer Letters

We have entered into offer letters with each of our named executive officers. In addition, each of our named executive officers has executed our form of standard employee invention assignment and confidentiality agreement.

Emmanuel Krakaris

In October 2018, we entered into an offer letter with Mr. Krakaris, our Chief Executive Officer and a member of our board. This offer letter provides for an annual base salary of $350,000 initially, with an increase to $400,000 upon the completion of an equity financing with (i) gross proceeds to the Company of at least $15,000,000 (including the amount of any indebtedness converted into equity in connection with such financing) and (ii) in which any investor investing at least $3,000,000 in such financing is not a prior investor in the equity and/or debt of the Company. The Merger (as defined in the Original 10-K) constitutes such an equity financing within the meaning of Mr. Krakaris’s offer letter, and Mr. Krakaris’s annual base salary therefore was increased to $400,000 on January 1, 2021. Mr. Krakaris’s annual base salary was subsequently increased to $468,000 as of July 1, 2023. Mr. Krakaris is also eligible to receive an annual bonus with a target of 50% to a maximum of 75% of his base salary, based upon achievement of performance goals established upon the mutual agreement of Mr. Krakaris and the Board. Mr. Krakaris is an at-will employee and does not have a fixed employment term. He is eligible to participate in employee benefit plans, including health insurance that we offer to our employees.

Ian Shakil

In October 2018, we entered into an offer letter with Mr. Shakil, our Chief Strategy Officer. This offer letter provides for an annual base salary of $240,000. Mr. Shakil’s annual base salary was increased to $280,000 as of July 1, 2023. Mr. Shakil is also eligible for a performance bonus based upon the achievement of Company and individual goals. Mr. Shakil is an at-will employee and does not have a fixed employment term. He is eligible to participate in our employee benefit plans, including health insurance that we offer to our employees.

Sandra Breber

In March 2019, we entered into an offer letter with Ms. Breber, our Chief Operating Officer. This offer letter provides for an annual base salary of $275,000. Ms. Breber’s annual base salary was increased to $364,000 as of July 1, 2023. Ms. Breber is also eligible for a performance bonus based upon the achievement of Company and individual goals. Ms. Breber is an at-will employee and does not have a fixed employment term. She is eligible to participate in our employee benefit plans, including health insurance that we offer to our employees.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table presents, for each of our named executive officers, information regarding outstanding stock options as of December 31, 2023.

		Option Awards
		Number of Securities Underlying Unexercised Options		Exercise
		Exercisable	Unexercisable	Price	Expiration
Name	Grant Date	(#)	(#)	($)	Date
Emmanuel Krakaris	12/6/2018(1)	831,637	—	0.86	12/5/2028
	6/4/2020(2)	505,036	—	0.64	6/3/2030
	3/4/2021(3)	483,132	317,688	3.00	3/3/2031
	3/22/2021(4)	—	46,273	3.00	3/21/2031
	3/22/2021(5)	—	363,961	3.00	3/21/2031
	3/10/2022(6)	126,217	198,783	2.48	3/9/2032
	2/18/2023(7)	22,917	77,083	1.79	2/17/2033

Ian Shakil	12/06/2018(8)	554,424	—	0.86	12/05/2028
	06/04/2020(9)	126,259	—	0.65	6/3/2030
	1/19/2021(10)	34,445	12,794	3.00	1/18/2031
	3/10/2022(11)	13,125	16,875	2.48	3/9/2032
	2/18/2023(12)	9,167	30,833	1.79	2/17/2033
	5/24/2023(13)	29,167	20,833	3.84	5/23/2033
	5/24/2023(14)	—	150,000	3.84	5/23/2033

Sandra Breber	4/18/19(15)	115,737	—	0.86	4/18/2029
	6/4/2020(16)	178,867	—	0.64	6/3/2030
	1/19/2021(17)	103,650	38,499	3.00	1/18/2031
	3/10/2022(18)	98,437	126,563	2.48	3/9/2032
	2/18/2023(19)	16,042	53,958	1.79	2/17/2033

(1)	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the April 1, 2018 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date. This award is subject to double trigger vesting acceleration under certain circumstances described below in the section titled “Potential Payments upon Termination or Change in Control.”
(2)	This stock option will become vested and exercisable with respect to 1/48th of the shares on the one (1) month anniversary of the April 1, 2018 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following. This award is subject to double trigger vesting acceleration under certain circumstances described below in the section title “Potential Payments upon Termination or Change in Control.”
(3)	483,132 options will vest in equal monthly increments over two years, with the first 1/24 vesting on February 1, 2021. The remaining 317,688 options will fully vest when the closing price of our Common Stock reaches or exceeds $9.00 per share for a minimum of 20 consecutive trading days. Vesting of the options is subject to Mr. Krakaris’ provision of service to us on each vesting date.
(4)	The options will vest as to 100% of the underlying shares on the first day after our Common Stock reaches a per share price of $9.00 for 20 out of 30 trading days after becoming publicly listed on the NYSE or Nasdaq, subject to the Mr. Krakaris’s continued service to us on such vesting date. If the Company has not become publicly listed on the NYSE or Nasdaq on or prior to the date that is five years after the option grant date, then the options shall terminate and no shares shall ever become vested.
(5)	The options will vest as to 100% of the underlying shares on the first day after our Common Stock reaches a per share price of $13.50 for 20 out of 30 trading days after becoming publicly listed on the NYSE or Nasdaq, subject to the Mr. Krakaris’s continued service to us on such vesting date. If the Company has not become publicly listed on the NYSE or Nasdaq on or prior to the date that is five years after the option grant date, then the options shall terminate and no shares shall ever become vested.
(6)	This stock option will become vested and exercisable with respect to 1/48th of the shares on April 10, 2022, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Mr. Krakaris’s continuous service to us on each vesting date.
(7)	This stock option will become vested and exercisable with respect to 1/48th of the shares on February 1, 2023, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Mr. Krakaris’s continuous service to us on each vesting date.
(8)	The option vested as to 1/48 of the total shares on May 1, 2018, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to Mr. Shakil's continuous service to us on each vesting date.
(9)	The option vested as to 1/48 of the total shares on May 1, 2018, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to Mr. Shakil's continuous service to us on each vesting date.
(10)	The options will vest as to 1/48 of the total shares on February 1, 2021, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to Mr. Shakil's continuous service to us on each vesting date.
(11)	The option will vest monthly in equal increments for four years starting on March 10, 2022, subject to Mr. Shakil's continuous service to us on each vesting date, and will be fully vested on march 10, 2026.
(12)	The option will vest monthly in equal increments over four years starting on January 1, 2023, subject to Mr. Shakil's continuous service to us on each vesting date.
(13)	The option will vest monthly in equal increments over one year starting on May 17, 2023, subject to Mr. Shakil's continuous service to us on each vesting date.
(14)	The option will become vested and exercisable with respect to twenty-five (25%) of the shares subject to the option on one (1) year anniversary of May 17, 2023 and the remaining shares subject to the option shall vest subsequently in thirty-six (36) equal monthly increments thereafter, subject to Mr. Shakil's continuous service to us on each vesting date.
(15)	This stock option will become vested and exercisable with respect to twenty-five percent (25%) of the shares on the one (1) year anniversary of the March 25, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service following the first one (1) year anniversary of the vesting commencement date.
(16)	This stock option will become vested and exercisable with respect to 1/48th of the shares on the one (1) month anniversary of the March 25, 2019 vesting commencement date; and thereafter, this stock option will become vested and exercisable with respect to an additional 1/48th of the shares on each month of continuous service thereafter subject to the Mr. Breber’s continuous service to us on each vesting date.
(17)	This stock option will become vested and exercisable with respect to 1/48th of the shares on February 1, 2021, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Ms. Breber’s continuous service to us on each vesting date.

(18)	This stock option will become vested and exercisable with respect to 1/48th of the shares on April 10, 2022, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Ms. Breber’s continuous service to us on each vesting date.
(19)	This stock option will become vested and exercisable with respect to 1/48th of the shares on February 1, 2023, and an additional 1/48 of the options will vest monthly thereafter until the options are fully vested, subject to the Ms. Breber’s continuous service to us on each vesting date.

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

Ian Shakil

If Mr. Shakil is terminated by us without cause (as such term is defined in his offer letter) or resigns for good reason (as such term is defined in his offer letter), he will be eligible to receive, in exchange for a customary release of claims, (i) a three months of salary continuation and (ii) employer portions of continuing group medical, dental and/or vision coverage for three months following termination or until Mr. Shakil becomes eligible for comparable coverage under a subsequent employer’s group medical, dental and/or vision insurance plans.

If Mr. Shakil’s employment is terminated by us without cause or resigns for good reason immediately prior to or within twelve months following a change in control (as defined in the award agreement governing Mr. Shakil’s stock option award), Mr. Shakil’s stock option awards will immediately accelerate as if Mr. Shakil had remained in continuous service to the Company for an additional 12 months following such qualifying termination.

Sandra Breber

If Ms. Breber is terminated for any reason, she is not entitled to any severance or equity acceleration.

This summary is qualified in its entirety by reference to the actual text of the offer letters of each of Mr. Krakaris, Mr. Shakil and Ms. Breber, attached hereto as Exhibits 10.3, 10.7 and 10.4, respectively, to this Amendment.

Director Compensation

The following table and accompanying narrative disclosure presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our non-employee directors for fiscal year 2023.

Director Compensation Table

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name of Director(1)(2)	$	$(3)	$(4)	($)
Robert Faulkner(5)	8,444	120,000	—	128,444

William J. Febbo(6)	81,290	99,999	—	181,289

Jason Krikorian(7)	100,000	99,999	—	199,999

Joseph W. Marks, Ph.D.(8)	21,398	—	—	21,398

Laurie McGraw(9)	110,645	99,999	—	210,644

Roderick H. O'Reilly(10)	104,167	99,999	344,092	548,258

Margie L. Traylor(11)	90,645	99,999	—	190,644

(1)	All compensation paid to Mr. Krakaris, an employee director, are set forth above in the section titled “Executive Compensation — Summary Compensation Table.”
(2)	All compensation paid to Mr. Shakil, an employee director, are set forth above in the section titled “Executive Compensation — Summary Compensation Table.”
(3)	Amounts represent the aggregate grant date fair value of the restricted stock units awarded to the directors during fiscal 2023 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock units reported in the Stock Awards column are set forth in Note 10 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 26, 2024. Such grant-date fair market value does not take into account any forfeitures related to service-based vesting conditions that may occur. Note that the amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by our directors from the restricted stock units. On July 13, 2023, each of our non-employee directors was granted 21,598 restricted stock units at $4.63 per share, the closing market price of the common shares of the Company that day.
(4)	Amounts represent the aggregate grant date fair value of the stock options awarded to the directors during fiscal 2023 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 10 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 26, 2024. Such grant-date fair market value does not take into account any forfeitures related to service-based vesting conditions that may occur. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our directors from the stock options.
(5)	Mr. Faulkner elected to receive his compensation for services as a member of the Board in the form of fully vested and unrestricted Common Stock of the Company in lieu of cash compensation.
(6)	Mr. Febbo is a member of the Compensation Committee and the chair of the Nominating and Corporate Governance Committee.
(7)	Mr. Krikorian is a member of the Audit Committee and the chair of the Compensation Committee.
(8)	Dr. Marks resigned from the Board effective July 13, 2023. Stock awards amount above does not include a stock award, with aggregate grant date value of $5,005, for services on the Company’s AI council following departure from the Company’s board of directors.
(9)	Ms. McGraw is the Lead Independent Director of the Board and a member of the Audit Committee and the Nominating and Corporate Governance Committee.
(10)	Mr. O'Reilly is the Non-Executive Chairman of the Board.
(11)	Ms. Traylor is the chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee.

Narrative Disclosure to Director Compensation Table

For the year ended December 31, 2023, our Board determined that independent non-employee directors of the Board shall be entitled to cash compensation in the amount of $40,000 per year and equity compensation consisting of a grant of restricted stock units awards with an aggregate value equal to $100,000 based on the closing price of the Company’s common stock on July 13, 2023 (the “Grant Date”), with such awards vesting on the one-year anniversary of the Grant Date, so long as such independent non-employee director remains a director on such date or on the earlier occurrence of an event constituting Corporate Transaction (as defined by the Company’s 2020 Equity Incentive Plan). The chair of the Audit Committee and the Compensation Committee are entitled to receive additional cash retainer of $20,000 per year. Members of the Audit Committee and the Compensation Committee are entitled to receive additional cash retainer of $20,000 per year. The Lead Independent Director of the Board is entitled to receive additional cash retainer of $40,000 per year. The Board also determined that non-employee directors of the Board may elect to receive compensation for services as a member of the Board in the form of fully-vested and unrestricted shares of Common Stock of the Company in lieu of cash fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 21, 2024:

•each of our executive officers;
•each of our directors;
•all of our current directors and executive officers as a group; and
•each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

The percentage of shares beneficially owned is computed on the basis of 48,967,693 shares of common stock outstanding as of April 21, 2024. Shares of common stock that a person has the right to acquire within 60 days of April 21, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Augmedix, Inc., 111 Sutter Street Suite 1300, San Francisco, CA 94104.

	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Entities affiliated with Redmile Group, LLC(1)	22,097,103	40.41%

Directors and Executive Officers

Sandra Breber(2)	586,127	1.18%

Saurav Chatterjee(3)	423,764	*

Robert Faulkner(4)	6,984	*

William J. Febbo(5)	190,985	*

Paul Ginocchio(6)	540,318	1.09%

Jonathan Hawkins(7)	321,797	*

Emmanuel Krakaris(8)	2,100,460	4.12%

Jason Krikorian(9)	52,632	*

Tomer Levy	—	*

Laurie A. S. McGraw(10)	71,449	*

Roderick H. O’Reilly(11)	115,625	*

Ian Shakil(12)	624,716	1.26%

Margie L. Traylor(13)	127,905	*

All expected directors and executive officers as a group (13 persons)(14)	5,162,762	9.63%

*	Represents beneficial ownership of less than 1%.
(1)	Consists of: (i) 521,140 shares of common stock held by Redmile Capital Fund, L.P., (ii) 161,889 shares of common stock held by Redmile Capital Offshore Master Fund, Ltd., (iii) 32,914 shares of common stock held by Redmile Strategic Trading Sub, Ltd., (iv) 6,218,238 shares of common stock and a warrant to purchase 917,414 shares of common stock held by Redmile Private Investments II, L.P., (v) a warrant to purchase 573,384 shares of common stock held by RAF, L.P., (vi) 9,446,146 shares of common stock, a Pre-Funded Warrant to purchase 3,125,195 shares of common stock, and a breakdown Warrant to purchase 1,093,799 shares of common stock held by RedCo II Master Fund, L.P., and (vii) 6,984 shares of common stock issued to Robert Faulkner in connection with his service as a member of the Board of the Company. Redmile is the investment manager/adviser to each of the private investment vehicles and sub-advised accounts listed in items (i) through (vi) (collectively, the “Redmile Funds”) and, in such capacity, exercises voting and investment power over all of the securities of the Company held by the Redmile Funds and may be deemed to be the beneficial owner of such securities. Jeremy C. Green serves as the managing member of Redmile and also may be deemed to be the beneficial owner of such securities. Redmile, Mr. Green and each Redmile Fund each disclaim beneficial ownership of such securities, except to the extent of its or their pecuniary interest therein, if any. The securities listed in item (vii) were granted to Mr. Faulkner, a managing director of Redmile, in connection with his service as a member of our Board. Pursuant to the policies of Redmile, and its affiliates, Mr. Faulkner holds these securities as a nominee on behalf, and for the sole benefit, of Redmile and has assigned all economic, pecuniary and voting rights in respect of the securities to Redmile. Mr. Faulkner disclaims beneficial ownership of such securities. The address of the above entities and persons is One Letterman Dr., Bldg D, Suite D3-300, San Francisco, CA 94129.
(2)	Consists of: (i) 12,500 shares of common stock, (ii) 567,377 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, and (iii) 6,250 shares underlying restricted stock units that vest within 60 days of April 21, 2024.
(3)	Consists of: (i) 419,076 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, and (ii) 4,688 shares underlying restricted stock units that vest within 60 days of April 21, 2024.
(4)	Consists of 6,984 shares of common stock.
(5)	Consists of: (i) 140,985 shares of common stock, and (ii) 50,000 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024.
(6)	Consists of: (i) 118,000 shares of common stock, (ii) 416,068 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, and (iii) 6,250 shares underlying restricted stock units that vest within 60 days of April 21, 2024.
(7)	Consists of: (i) 317,109 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, and (ii) 4,688 shares underlying restricted stock units that vest within 60 days of April 21, 2024.
(8)	Consists of: (i) 53,051 shares of common stock, (ii) 2,038,034 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, and (iii) 9,375 shares underlying restricted stock units that vest within 60 days of April 21, 2024.
(9)	Consists of 52,632 shares of common stock.
(10)	Consists of: (i) 52,632 shares of common stock, (ii) 18,817 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024.
(11)	Consists of 115,625 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024.
(12)	Consists of: (i) 3,000 shares of common stock, (ii) 617,966 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, and (iii) 3,750 shares underlying restricted stock units that vest within 60 days of April 21, 2024.
(13)	Consists of: (i) 101,207 shares of common stock, (ii) 25,454 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, and (iii) 1,244 shares underlying stock awards that vest within 60 days of April 21, 2024.
(14)	Consists of: (i) 562,589 shares of common stock, (ii) 4,585,526 shares underlying options to purchase common stock that are exercisable within 60 days of April 21, 2024, (iii) 35,001 shares underlying stock awards vest within 60 days of April 21, 2024, and (iv) 1,244 shares underlying stock award that vest within 60 days of April 21, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, stock appreciation rights, stock awards and restricted stock units (a)(1)	Weighted-average exercise price of outstanding options, stock appreciation rights, stock awards and restricted stock units(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,646,277	$1.94	326,495
Equity compensation plans not approved by security holders	—	—	—
Total	9,646,277	$1.94	326,495

(1)	Consists of 8,759,308 shares subject to outstanding options, 583,281 shares subject to outstanding stock appreciation rights and 303,688 shares subject to outstanding restricted stock unit awards.
(2)	The weighted-average exercise price does not reflect the shares of our common stock that will be issued in connection with the settlement of restricted stock unit awards, which have no exercise price.

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

Certain Related-Person Transactions

Described below are all transactions occurring since January 1, 2022 to which we were a party and in which (i) the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year-end for the fiscal years ended December 31, 2022 and 2023, and (ii) any of our directors, executive officers, or holders of more than 5% of our capital stock, or an affiliate or immediate family member of the foregoing persons, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

Lease Agreement

In 2015, the Bangladesh subsidiary of the Company entered into agreements to rent office facilities under 10-year operating lease agreements, with a company owned by Kazi Shakil, the father of Ian Shakil, the Company’s Chief Strategy Officer and a member of the Board. The Company paid approximately $300 thousand to the related party during each of the years ended December 31, 2023 and 2022.

Transactions with Entities Affiliated with Redmile Group, LLC

Redmile Group, LLC is a healthcare-focused investment firm which is the investment manager/advisor to certain private investment vehicles, including RedCo II Master Fund, L.P. and Redmile Private Investments II, L.P. (collectively, “Redmile”) which hold more than 5% of Augmedix’s outstanding capital stock. Robert Faulkner, a member of our board of directors since April 2023, currently serves as a Managing Director at Redmile. Described below are all transactions between Augmedix and Redmile completed during the fiscal year ended December 31, 2023. There were no transactions between Augmedix and Redmile for the fiscal year ended December 31, 2022.

•On April 19, 2023, Augmedix entered into a Securities Purchase Agreement with RedCo II Master Fund, L.P., an affiliate of Redmile, and certain other purchasers, pursuant to which Augmedix sold to Redmile for consideration of approximately $7 million an aggregate of 1,250,000 shares of Augmedix’s common stock at a purchase price of $1.60 per share, pre-funded warrants to purchase up to 3,125,195 shares of common stock, at a price per pre-funded warrant equal to the purchase price per share, less $0.0001, and breakeven warrants to purchase up to 1,093,799 shares of common stock, at an exercise price of $1.75 per share, that will become exercisable on the earliest of (1) the date on which Augmedix closes an equity or debt financing prior to December 31, 2025, (2) December 31, 2025, if Augmedix cannot provide written certification that it has achieved cash flow break even from operations, excluding interest payments, for two out of three consecutive quarters between April 19, 2023 and December 31, 2025, on such date, (3) immediately prior to a change of control that occurs prior to December 31, 2025, and (4) the date on which a specified Regulatory Event (as defined in the breakeven warrants) occurs; provided, however, that the breakeven warrants shall terminate on December 31, 2025 if none of the foregoing events have occurred on or prior to December 31, 2025.
•On May 19, 2023, Augmedix filed a registration statement on Form S-3 (File No. 333-272081), which was declared effective by the SEC on May 26, 2023, which registered for resale 9,375,342 shares of Augmedix’s common stock covering 5,468,994 shares owned by Redmile.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table presents fees for professional services provided by Grant Thornton LLP (“Grant Thornton”), our principal independent registered public accounting firm for the years ended December 31, 2023 and December 31, 2022.

	Year ended December 31,
	2023	2022
Audit Fees(1)	$589,052	$453,242
Audit-related Fees(2)	—	—
Tax Fees(3)	30,844	—
All Other Fees(4)	—	—
Total Fees	$619,896	$453,242

(1)	“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; comfort letters, consents and assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	“Audit-related fees” includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible tax services, including technical tax advice related to federal and state income tax matters, assistance with sales tax and assistance with tax audits.
(4)	“All Other fees” includes fees for services other than the services reported in audit fees, audit-related fees and tax fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements
No financial statement or supplemental data are filed with this Amendment No. 1 to Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplementary Data” in the Original 10-K.
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

10.7+	Offer letter, dated October 9, 2018, by and between Ian Shakil and Augmedix, Inc.
10.8*	Form of Indemnity Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.9	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
10.10
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

10.14**
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

10.16**
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

10.18**
Augmedix Notes – Statement of Work No. 2, as a supplement to the Master Services Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.19**
Addendum to Statement of Work No. 3 by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and IDS Infotech Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2021).

10.20
Loan and Security Agreement by and among Augmedix, Inc., Augmedix Operating Corporation and Silicon Valley Bank dated as of May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022).

10.21
Third Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc. Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers dated June 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 10, 2022).

10.22**
Statement of Work No. 4 by and between Augmedix Operating Corp. and IDS Infotech Ltd. dated June 1, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).

10.23**
Statement of Work No. 3 by and between Augmedix Operating Corp. and Infosense Technologies, Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 13, 2022).

10.24
Assignment Amendment by and between Dignity Health and Common Spirit Health (f/k/a Catholic Health Initiative) and Augmedix Operating Corp. f/k/a Augmedix, Inc. effective as of October 20, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.25**
Statement of Work by and between Augmedix Operating Corp. and St. Joseph Physician Associates, d/b/a St. Joseph Medical Group, effective as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.26
Agreement to Lease by and among Augmedix Solutions Pvt. Ltd., Shukoor Habib Trust and Rafeeq Trust, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.27**
Statement of Work No. 3 by and between Augmedix Operation Corp. and Sutter Health, dated January 9, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2023).

10.28
Lease Agreement by and between Augmedix Bangladesh Ltd. and Sony Chocolate Industries Ltd., dated January 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.29**
Ninth Amendment to the Master Service Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health, dated February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023).

10.30
Non-Executive Chairman Agreement between Augmedix, Inc. and Rod O’Reilly, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form-8K filed with the SEC on March 6, 2023).

10.31	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form-8K filed with the SEC on April 20, 2023).
10.32	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form-8K filed with the SEC on April 20, 2023).
10.33**
Statement of Work No.2 by and between Augmedix Operating Corp. f/k/a Augmedix, Inc. and DHMF (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023).

10.34**
Statement of Work by and between Augmedix Operating Corp. and Baylor St. Luke’s Medical Group, dated May 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2023).

10.35	First Amendment to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.36	Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.37	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.38**
Fourth Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers, dated July 11, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2023).

10.39
Fifth Omnibus Amendment by and among Augmedix Operating Corp. f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers, dated October 10, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.40
Amendment to Sublease by and between Augmedix Operating Corp. and Turo Inc., dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2023).

10.41
Lease Agreement (8th Floor) by and between Augmedix Bangladesh Ltd. and Sony Chocolate Industries Ltd., dated November 22, 2023 (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).

10.42
Lease Agreement (17th Floor) by and between Augmedix Bangladesh Ltd. and Sony Chocolate Industries Ltd., dated November 22, 2023 (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).

16.1
Letter of Frank, Rimerman + Co. LLP to the Securities and Exchange Commission dated August 22, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on October 9, 2020).
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).
31.1
Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).

31.2
Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).

31.3+	Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4+	Certification of Paul Ginocchio, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#
Certification of Emmanuel Krakaris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).

32.2#
Certification of Paul Ginocchio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).

97.1	Compensation Recoupment Policy (previously filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page from the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL.
*    Indicates a management contract or any compensatory plan, contract or arrangement.

**    Portions of this exhibit (indicated by asterisk) have been omitted in accordance with the rules of the SEC.

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

AUGMEDIX, INC.

Date: April 29, 2024	By:	/s/ Emmanuel Krakaris
Emmanuel Krakaris President, Chief Executive Officer and Secretary (principal executive officer)