Form 10-Q
period 2024-03-31
Augmedix, Inc.
filed 2024-05-13
CIK 1769804

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 48,967,729 shares of the registrant’s common stock outstanding as of May 10, 2024.

Table of Contents
AUGMEDIX, INC.
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024
i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$37,301	$46,217
Restricted cash	125	125
Accounts receivable, net of allowance for credit losses of $174 and $110 at March 31, 2024 and December 31, 2023, respectively	9,979	8,572
Prepaid expenses and other current assets	2,568	1,909
Total current assets	49,973	56,823
Property and equipment, net	3,597	3,739
Operating lease right of use asset	4,918	5,220
Restricted cash, non-current	209	—
Deposits and other assets	859	930
Total assets	$59,556	$66,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,245	$721
Accrued expenses and other current liabilities	4,429	6,589
Deferred revenue	9,014	8,963
Customer deposits	851	851
Operating lease liability, current portion	1,487	1,494
Loan payable, current portion	7,500	5,000
Total current liabilities	24,526	23,618
Operating lease liability, net of current portion	3,751	4,049
Loan payable, net of current portion	12,952	15,303
Other liabilities	548	421
Total liabilities	$41,777	$43,391
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 48,771,053 and 37,442,663 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	170,141	169,197
Accumulated deficit	(151,461)	(144,962)
Accumulated other comprehensive loss	(906)	(919)
Total stockholders' equity	17,779	23,321
Total liabilities and stockholders' equity	$59,556	$66,712
See accompanying notes to Condensed Consolidated Financial Statements.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$13,471	$9,628
Cost of revenues	7,130	5,242
Gross profit	6,341	4,386
Operating expenses:
General and administrative	5,347	4,207
Sales and marketing	3,563	2,563
Research and development	3,833	2,710
Total operating expenses	12,743	9,480
Loss from operations	(6,402)	(5,094)
Other income (expenses):
Interest expense	(616)	(408)
Interest income	503	162
Other	(64)	134
Total other income (expenses), net	(177)	(112)
Net loss before income taxes	(6,579)	(5,206)
Income tax expense (benefit)	(80)	33
Net loss	(6,499)	(5,239)
Other comprehensive income (loss):
Foreign exchange translation adjustment	13	(33)
Total comprehensive loss	$(6,486)	$(5,272)
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.14)
Weighted average shares of common stock outstanding, basic and diluted	53,058,667	37,491,072
See accompanying notes to Condensed Consolidated Financial Statements.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)
(unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	48,613,714	$5	$169,197	$(144,962)	$(919)	$23,321
Exercise of common stock options	62,535	—	59	—	—	59
Exercise of common stock warrants	94,804	—	—	—	—	—
Share-based compensation expense	—	—	885	—	—	885
Foreign currency translation adjustment	—	—	—	—	13	13
Net loss	—	—	—	(6,499)	—	(6,499)
Balance as of March 31, 2024	48,771,053	$5	$170,141	$(151,461)	$(906)	$17,779

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	37,442,663	$4	$127,693	$(125,791)	$(440)	$1,466
Exercise of common stock options	112,252	—	85	—	—	85
Share-based compensation expense	—	—	533	—	—	533
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Net loss	—	—	—	(5,239)	—	(5,239)
Balance as of March 31, 2023	37,554,915	$4	$128,311	$(131,030)	$(473)	$(3,188)
See accompanying notes to Condensed Consolidated Financial Statements.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,499)	$(5,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	439	279
Share-based compensation	885	533
Non-cash interest expense	186	110
Loss on disposal of property and equipment	55	—
Non-cash lease expenses	301	194
Provision for bad debt	70	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,478)	58
Prepaid expenses and other current assets	(658)	(214)
Deposits and other assets	35	(212)
Accounts payable	651	337
Accrued expenses and other liabilities	(1,970)	(1,462)
Deferred revenue	51	(339)
Customer deposits	—	(30)
Lease liability	(304)	(218)
Net cash used in operating activities	(8,236)	(6,221)
Cash flows from investing activities:
Purchase of property and equipment	(568)	(173)
Proceeds from the sale of property and equipment	26	—
Net cash used in investing activities	(542)	(173)
Cash flows from financing activities:
Proceeds from loan payable	—	5,000
Proceeds from exercise of stock options	59	85
Net cash provided by financing activities	59	5,085
Effect of exchange rate changes on cash and restricted cash	12	(40)
Net decrease in cash, cash equivalents and restricted cash	(8,707)	(1,349)
Cash, cash equivalents and restricted cash at beginning of period	46,342	21,988
Cash, cash equivalents and restricted cash at end of period	$37,635	$20,639
Supplemental disclosure of cash flow information:
Cash paid for interest	$430	$281
Cash paid for income taxes	$40	$8
Cash paid for operating lease liabilities	$363	$225
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$131	$235
Operating lease right-of-use asset exchanged for operating lease liability	$—	$492

	March 31,
	2024	2023
Cash and cash equivalents	$37,301	$19,914
Restricted cash	125	125
Restricted cash, non-current	209	600
Total cash, cash equivalents and restricted cash	$37,635	$20,639

See accompanying notes to Condensed Consolidated Financial Statements.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)

1. Organization and Basis of Presentation
Augmedix, Inc. (the “Company”, “we” or “our”) was incorporated in 2013 and launched its commercial real-time, remote documentation services in 2014. The Company delivers ambient artificial intelligence (AI) medical documentation and data solutions to healthcare systems, physician practices, hospitals, and telemedicine clinicians. Clinicians access our applications through mobile devices.
The Company is headquartered in San Francisco, CA, with offices in three (3) countries around the world.
Liquidity
The Company has historically funded its operations primarily by debt and equity financings, and revenue earned from our customers.

In April of 2023, the Company raised $11.8 million in net proceeds after direct financing costs of $191 thousand, from the issuance of 3,125,000 shares of common stock, a warrant to purchase 4,375,273 shares of common stock at an exercise price of $0.0001 per share, and a warrant to purchase 1,875,069 common stock at an exercise price of $1.75 per share. Additionally, in November of 2023, the Company issued 7,187,500 shares of common stock and raised net proceeds of $26.3 million, after underwriter's commissions and direct financing costs of $2.5 million. As of March 31, 2024, the Company’s existing sources of liquidity included cash and cash equivalents of $37.3 million, plus up to $5.0 million in incremental capital available through the SVB Loan Agreement (as defined below), and an additional $5.0 million through a security purchase agreement with Redmile Group, LLC, which may be utilized starting in the second half of 2024.

The Company has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $151.5 million as of March 31, 2024. We expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. We believe our cash balance will provide sufficient resources to meet our working capital needs for over twelve months from the filing date of the Form 10-Q for the three month ended March 31, 2024. Over the longer term, if we do not generate sufficient revenue from new and existing products, we may have to obtain additional debt or equity financing and reduce expenditures. There is no assurance that if we require additional future financing that such financing will be available on terms which are acceptable to us, or at all.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Augmedix, Inc. and its wholly-owned subsidiaries, Augmedix Operating Corporation, Augmedix Bangladesh Limited, and Augmedix Solutions Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2024.
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
Use of Estimates
The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments relate to the incremental borrowing rate used to measure operating lease liabilities and right of use assets, and stock-based compensation, including expected volatility used to measure the fair value of stock options and stock appreciation rights. Actual results could differ from those estimates.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to these policies during the three months ended March 31, 2024, except for updated information related to the accounting policies below.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility. Additionally, restricted cash, non-current as of March 31, 2024, represents a cash deposit that collateralizes a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease.

Government Grant Income

From time to time, the Company may receive grant income from the Bangladesh Government related to our operations in Bangladesh. The Company records this grant income when received and the grants are recorded in other income (expenses) on the consolidated statement of operations. The Company recorded grant income of $0 and $78 thousand during the three months ended March 31, 2024 and 2023, respectively.
Advertising Costs
All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $265 thousand and $218 thousand for the three months ended March 31, 2024 and 2023, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

3. Revenue, Accounts Receivable and Significant Customers

The Company derives nearly all of its revenue through a recurring subscription model. The Company enters into contracts with its customers that typically have an initial term of one year. Most customers are invoiced in advance and must generally pay an upfront implementation fee. The upfront implementation fee is deferred and recognized over the initial contract term and any customer prepayments are deferred and included in the accompanying consolidated balance sheets in deferred revenue. Revenues are recognized over time as we provide our services to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Changes in the contract liability, which solely includes deferred revenue, were as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance, beginning of period	$8,963	$7,254
Deferral of revenue	11,807	42,846
Recognition of unearned revenue	(11,756)	(41,137)
Balance, end of period	$9,014	$8,963

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
(unaudited)
The Company’s accounts receivable are derived from contracts with customers located in the U.S. Significant customers generating more than 10% of the Company's revenue during the period indicated or for which accounts receivable balance was more than 10% of the total accounts receivable balance were as follows:

	Percent of Revenue for three months ended March 31,
	2024	2023
Customer A	29%	18%
Customer B	11%	14%
Customer C	10%	13%

	Percent of Accounts Receivable
	March 31, 2024	December 31, 2023
Customer A	32%	35%
Customer C	12%	11%
Customer D	10%	n/a
Customer E	n/a	10%

The Company capitalizes sales commission costs to obtain a revenue contract and amortizes such costs over 12 to 24 months. The Company amortized $137 thousand and $157 thousand of sales commissions in sales and marketing expense during the three months ended March 31, 2024 and 2023, respectively. The unamortized capitalized sales commission included in prepaid expenses and other current assets was $503 thousand and $494 thousand as of March 31, 2024 and December 31, 2023, respectively. The unamortized capitalized sales commission included in deposits and other assets was $126 thousand and $153 thousand as of March 31, 2024 and December 31, 2023, respectively.

4. Property and Equipment
Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Computer hardware, software and equipment	$4,740	$4,730
Leasehold improvements	864	716
Capitalized internal-use software costs	698	698
Furniture and fixtures	647	693
Construction in progress	15	393
	6,964	7,230
Less: accumulated depreciation	(3,367)	(3,491)
Property and equipment, net	$3,597	$3,739
The Company recorded depreciation expense of $439 thousand and $279 thousand during the three months ended March 31, 2024 and 2023, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
During the three months ended March 31, 2024, the Company disposed of leasehold improvements and equipment and recorded a $55 thousand loss on disposal, which is presented in other income (loss) on the condensed consolidated statement of operations and comprehensive loss.
5. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$1,454	$3,860
Accrued vendor partner liabilities	1,389	1,285
Accrued other	1,134	913
Accrued indirect taxes	325	393
Accrued professional fees	127	138
	$4,429	$6,589
6. Debt
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

On June 12, 2023, the Borrower entered into a First Amendment to Loan and Security Agreement (“Amendment”) with SVB, which amends certain provisions of the SVB Loan Agreement. Under the Amendment, the Term Loan Facility’s initial stated maturity date of June 1, 2025 was extended to December 1, 2025. The Amendment provides for further automatic extensions of the Term Loan Facility’s maturity date, with the possibility of automatic extension to June 1, 2027, if the Company achieves certain equity milestones as set forth in the Amendment and certain performance milestones with respect to revenue and net income (loss) as set forth in the Amendment. The Amendment also extended the stated maturity date of the Revolving Credit Facility from May 4, 2024 to November 4, 2024.

Interest on the borrowings under the Term Loan Facility is payable at a floating rate per annum equal to the greater of (a) 6.00% and (b) the prime rate plus 0%, and interest on borrowings under the Revolving Credit Facility is payable at a floating rate per annum equal to the greater of (a) 6.50% and (b) the prime rate plus 0.50%.

If the Company prepays the Term Loan Facility before maturity, the Company will incur a prepayment fee, which depends on when the balance is prepaid. The prepayment fee equals 2.50%, 1.50% , and 0.50% of the outstanding principal amount of the Term Loan Facility, if the prepayment occurs during the first, second or third year following of the effective date of the amendment of June 12, 2023, respectively. There is no prepayment fee if the Term Loan Facility is replaced with another facility with the SVB.

In connection with the SVB Loan Agreement and Amendment, on May 4, 2022, the Company issued to SVB a warrant to purchase up to 48,295 shares of the Company’s common stock at an exercise price of $2.38 per share. Additionally, on June 13, 2023, the Company issued to SVB a warrant to purchase up to 190,330 shares of the Company’s common stock at an exercise price of $3.01 per share. Both of these warrants expire seven years after the issuance date.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)

The SVB Loan Agreement contains customary restrictions and covenants applicable to Borrower and its subsidiaries. In particular, the SVB Loan Agreement contains a financial covenant that provides that if Borrower fails to maintain minimum cash and cash equivalents in an amount of (a) no less than $25.0 million (prior to any Tranche B advance) and (b) $30.0 million (following any Tranche B advance), Borrower is then required to maintain certain minimum revenue requirements as set forth in the SVB Loan Agreement, which will be measured on a trailing three-month basis and tested quarterly. If Borrower has failed to maintain the minimum cash and cash equivalents set forth in the preceding sentence, in lieu of being subject to the minimum revenue requirements, Borrower has the ability to cure such failure to maintain minimum cash and cash equivalents by delivering evidence satisfactory to SVB that Borrower has raised at least $10.0 million in net cash proceeds from the sale of Borrower’s equity interests.
At March 31, 2024, the future minimum payments required under the SVB Loan Agreement, including the final payment, are as follows as:

2024 (9 months remaining)	$5,000
2025	10,000
2026	6,225
$21,225
Less: unamortized debt discount	(773)
Loan payable net of discount	$20,452
Less: current portion	(7,500)
Loan payable, non-current portion	$12,952
The Term Loan Facility includes an end of term payment of $1.2 million, which has been recorded as both a discount and an increase to the principal amount of the debt. The debt discount is being amortized to interest expense over the term of the SVB Loan Agreement using the effective interest method. The Company amortized $150 thousand and $100 thousand of the discount to interest expense during the three months ended March 31, 2024 and 2023, respectively.

There were no borrowings under the Revolving Credit Facility during the three months ended March 31, 2024 or during the year ended December 31, 2023. The Company was in compliance with all covenants in the SVB Loan Agreement at March 31, 2024.
7. Leases
The Company leases office facilities in San Francisco, California, Bangladesh, and India.
Lease costs for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$413	$210
Short-term lease cost	49	84
Total lease cost	$462	$294

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The weighted average remaining term and weighted average discount rate for the Company's operating leases is as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.6	4.0
Weighted-average discount rate	8.3%	8.3%
As of March 31, 2024, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

2024 (remaining nine months)	$1,138
2025	1,687
2026	1,749
2027	1,078
2028	490
2029	11
Total	$6,153
Less: imputed interest	(915)
Operating lease liability	5,238
Less: Operating lease liability, current portion	(1,487)
Operating lease liability, net of current portion	$3,751
8. Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2024.
On April 19, 2023, the Company entered into a Securities Purchase Agreement with RedCo II Master Fund, L.P. (“Redmile”) and HINSIGHT-AUGX HOLDINGS, LLC, a wholly owned indirect subsidiary of HCA Healthcare, Inc. (the “Purchasers”), pursuant to which the Company sold to the Purchasers for aggregate consideration of $12.0 million an aggregate of 3,125,000 shares of the Company’s common stock at a purchase price of $1.60 per share, pre-funded warrants to purchase up to 4,375,273 shares of common stock, at a price per pre-funded warrant equal to $1.60 less $0.0001, and breakeven warrants to purchase up to 1,875,069 shares of common stock, at an exercise price of $1.75 per share. The breakeven warrants became exercisable pursuant to their terms on November 20, 2023, upon the closing of the Company's equity financing on the same date (discussed below) and expire seven years following the date of issuance. The pre-funded warrants have an exercise price of $0.0001 per warrant share and are exercisable until exercised in full.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
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

Common Stock Warrants
At March 31, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares Issuable upon Exercise of Warrants	Exercise Price Per Warrant
October 25, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	84,964	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
May 4, 2029	48,295	$4.00
September 2, 2029	1,556,732	$2.88
April 19, 2030	1,875,069	$1.75
June 13, 2030	190,330	$3.01
Perpetual	4,375,273	$0.0001
	8,478,540
The perpetual common stock warrants in the table above are included in the weighted average shares outstanding for purpose of calculating loss per share since the issuance date of April 19, 2023 given the nominal exercise price, but are not considered outstanding common shares as of March 31, 2024 or December 31, 2023.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series. As of March 31, 2024, there were no shares of preferred stock issued or outstanding.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
9. Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for both the three months ended months ended March 31, 2024 and 2023.
The Company calculated basic and diluted net loss per share as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net Loss	$(6,499)	$(5,239)

Denominator
Weighted average shares, basic and diluted	53,058,667	37,491,072

Net loss per share	$(0.12)	$(0.14)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31, 2024	March 31, 2023
Common stock warrants	4,103,267	2,801,703
Stock options and stock appreciation rights	9,338,865	9,477,307
Restricted stock units	1,686,386	263,155
	15,128,518	12,542,165
8. Equity Incentive Plan
The Company grants share-based payment awards to employees, non-employee directors and service providers of the Company under the Augmedix, Inc. 2020 Equity Incentive Plan (“2020 Plan”).
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
The number of shares of common stock reserved for issuance under the 2020 Plan increased on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s board of directors. As of March 31, 2024, 1,314,173 shares of common stock remained available for grant under the 2020 Plan.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The Company recorded share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
General and administrative	$537	$357
Sales and marketing	133	59
Research and development	174	91
Cost of revenues	41	26
Total share-based compensation	$885	$533
No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.
Stock Options and Stock Appreciation Rights
The grant date fair value of stock options and stock appreciation rights was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.0	5.9
Expected volatility	57.6%	57.1%
Risk-free rate	4.3%	4.0%
Dividend rate	—	—
The weighted average grant date fair value of stock option awards and SARs granted granted during the three months ended March 31, 2024 and 2023 was $2.55 and $0.99 , respectively.
The following table summarizes stock option and SARs activity for the three months ended March 31, 2024:

	Number of Shares under Equity Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2023	9,342,589	$1.94	7.2
Granted	118,050	$4.39
Exercised	(67,825)	$1.26
Forfeited and expired	(53,949)	$4.34
Outstanding at March 31, 2024	9,338,865	$1.97	6.9
Exercisable at March 31, 2024	6,349,935	$1.66	6.4
Vested and expected to vest at March 31, 2024	9,338,865	$1.97	6.9

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The intrinsic value of the options exercised during the three months ended March 31, 2024 was $220 thousand. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2024 were $20.1 million and $15.6 million, respectively. At March 31, 2024, future stock-based compensation for options granted and outstanding of $2.9 million will be recognized over a remaining weighted-average requisite service period of 2.2 years.
Restricted Stock Units
The following table summarizes RSU activity for the three months ended March 31, 2024:

	Number of Shares under Equity Plan	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	303,688	$4.91
Granted	1,393,198	$4.37
Vested	—	$—
Forfeited and expired	(10,500)	$4.39
Outstanding at March 31, 2024	1,686,386	$4.47
The aggregate intrinsic value of RSUs outstanding as of March 31, 2024, was $6.9 million. At March 31, 2024, future stock-based compensation for RSUs granted and outstanding of $6.7 million will be recognized over a remaining weighted-average requisite service period of 3.7 years.
Performance and Market-Based Options
As more fully describe in “Consolidated Financial Statements — Note 10. Equity Incentive Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in March 2021, the Company granted 727,922 stock options to the Company’s Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. These options vest based on the CEO’s continued service in addition the Company's stock price reaching the following thresholds for a minimum of 20 out of 30 trading days before the option expiration dates:

Tranche	Number of Option Shares	Stock Price Threshold	Option Expiration
1	317,688	$9.00	March 3, 2031
2	46,273	$9.00	March 21, 2031
3	363,961	$13.50	March 21, 2031
Total	727,922
As of March 31, 2024, there was $18 thousand of unrecognized compensation costs which the Company plans to recognize over a period of 0.4 years. As of March 31, 2024 none of the stock price thresholds had been met.
11. Employee Benefit Plans
The Company maintains a 401(k) plan that covers substantially all U.S. based employees and to which the Company provides a matching contribution equal to 25% of an employee's contribution up to the first 4% of the employee's eligible compensation. The matching contribution vests after 1 year of service. The Company match expense for the three months ended March 31, 2024 and 2023 was $59 thousand and $52 thousand, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
For employees in Bangladesh and India, the Company has established post employment benefit plans as required by local requirements. Under these plans, employees are entitled to receive a cash benefit after completion of a minimum of five years of service with the Company upon leaving the Company. The cash benefit is based on the number of years the employee has worked for the Company. The Company expensed $127 thousand and $123 thousand related to these two plan during the three months ended March 31, 2024 and 2023, respectively. The Company has accrued an aggregate of $548 thousand and $421 thousand in other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively for these benefit plans.
12. Commitments and Contingencies
Cloud Computing Services
In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of March 31, 2024, the Company has spent approximately $0.7 million against this contract.
Legal
In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. As of March 31, 2024 and December 31, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. No liability related to such matters has been recorded at March 31, 2024 or December 31, 2023.
Indemnification Agreements
In the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Company’s board of directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. As a result, no liability for these agreements has been recorded at March 31, 2024 or December 31, 2023.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
13. Fair Value Measurements
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and customer deposits approximate fair value due to their short-term nature.
The following tables present information about our financial instruments that have been measured at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$26,683	$26,683	$—	$—
Total	$26,683	$26,683	$—	$—

Financial Liabilities
Loan payable	$20,452	$—	$—	$20,452
Total	$20,452	$—	$—	$20,452

	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$43,104	$43,104	$—	$—
Total	$43,104	$43,104	$—	$—

Financial Liabilities
Loan payable	$20,303	$—	$—	$20,303
Total	$20,303	$—	$—	$20,303
14. Related Party Transactions
Operating Leases
In 2015, the Bangladesh subsidiary entered into agreements to rent office facilities under 10-year operating lease agreements (Note 7), with a company owned by relatives of the Company’s Director and Chief Strategy Officer. The Company incurred rent expense of $70 thousand and $87 thousand to the related party during the three months ended March 31, 2024 and 2023, respectively. The amount owed to this related party at March 31, 2024 and December 31, 2023 was $2 thousand and $8 thousand, respectively, and are included in accounts payable in the accompanying consolidated balance sheet. As of March 2024, the Company terminated this lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024.
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
•our ability to further penetrate our existing customer base;
•our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;
•our intent to continue investment of additional resources in our platform infrastructure;
•our expectations around our optimization efforts and investment in technology to expand the efficiency and capability of our platform, including with respect to our cost of revenues;
•our ability to interoperate with the EHR systems of our customers;
•our ability to attract and retain key personnel;
•developments and projections relating to our competitors and our industry, including competing dictation software providers, non-real time medical note generators, and real time AI medical note documentation services;
•the competition to attract and retain Medical Documentation Specialists (“MDS”);
•our reliance on independent third parties (the “Vendors”) who operate certain of our MDS operations centers;
•our expectations regarding regulatory requirements;
•our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
•the impact of current and future laws and regulations; and

•our expectation of the extension and renewal of a cloud computing contract.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Augmedix offers additional value beyond the medical note through its open ecosystem of digital health solutions, its ability to provide vital data during patient visits by delivering point-of-care notifications in real time, and its transformation of unstructured data into structured data from physician-patient interactions and direct upload into the health system’s data lake. This data can then provide health systems insights into workflow efficiencies, clinical outcomes, reimbursement issues, and readmissions data.

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

During the three months ended March 31, 2024, we delivered approximately 70,000 notes to our customers each week. We estimate that our products save clinicians up to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal return on investment ("ROI") benefits to healthcare enterprises from our products are increased productivity, optimized reimbursements, higher clinician satisfaction, and better patient care. An underlying reason for the reimbursement improvement is that our notes are comprehensive and often capture more of the services rendered during the patient encounter than when clinicians create the note themselves from memory.

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

	Three Months Ended March 31,
	2024	2023
Average clinicians in service	1,862	1,371
Average annual revenue per clinician	$28,700	$27,800
Dollar-based net revenue retention rate	143%	136%
Average Clinicians in Service: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Most of our customer contracts contain minimum service levels that range from a low of 60 hours per month to a high of 220 hours per month, or they are a fixed monthly price. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service increased 36% to 1,862 in the three months ended March 31, 2024 from 1,371 in the three months ended March 31, 2023. At this time clinicians in service does not include clinicians using Augmedix Go.
Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician increased 3% to $28,700 in the three months ended March 31, 2024 from $27,800 in the three months ended March 31, 2023.
Dollar-Based Net Revenue Retention: Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users, products and price, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention increased to 143% in the three months ended March 31, 2024 compared to 136% in the three months ended March 31, 2023. Growth from existing clients has historically represented a majority of our total revenue growth.
Components of Results of Operations
Revenues
Our revenues primarily consist of service fees we charge customers to subscribe to our medical documentation and clinical support products. We generate subscription fees pursuant to contracts that typically have initial terms of one year, automatically renew after the initial term, and are subject to a 30-day to 90-day cancellation notice after the initial one year term. Subscription revenue is driven primarily by the number of clinicians using our services, the minimum number of hours contracted per month, and the contracted monthly price. We typically invoice customers one to three months in advance for subscriptions to our services. For customers who consistently use more or less than their monthly contracted tier hours, we have the ability to adjust these clinicians to a higher or lower hourly tier after notification. For a select number of customers, we bill any additional hours utilized above their contracted tier in a given month, at a prescribed contractual price. We also perform upfront implementation services which includes assessing the adequacy of clinician facility Wi-Fi capabilities, shipping devices and accessories to clinicians, testing, selecting and assigning MDSs, obtaining EHR credentials for the MDSs, and clinician orientation. Revenues associated with implementation efforts are deferred and recognized over a one to two year period.
Cost of Revenues and Gross Profit
Cost of Revenues. Our cost of revenues primarily consists of the compensation related costs of MDSs and their direct supervisors, clinician support, and technical support. Cost of revenues also consists of infrastructure costs to operate our SaaS-based platform such as hosting fees and fees paid to various third-party partners for access to their technology, including automatic speech recognition technology and large language models, plus hardware depreciation and costs of shipping for the devices and accessories we provide to our clinicians.
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
Our gross profit varies by MDS center. We plan to focus on and grow the operations of the MDS centers with the best quality and highest gross margin. We intend to continue to invest additional resources in our platform infrastructure. We will also continue to invest in technology innovation to reduce the level of effort required by MDSs and the number of MDSs needed to deliver our services. We expect these optimization efforts and our investment in technology to expand the efficiency and capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas, plus the mix of MDS centers, and product mix, could affect our cost of revenues in the future.
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
Research and Development Expenses
Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and share-based compensation for our development personnel. Research and development expenses also include direct MDS training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses will increase in absolute dollars as our business grows, but as a percent of revenues, research and development expenses are expected to decrease over time.

Other Income (Expense)
Other income (expense) includes interest expense and interest income. Interest expense consists of the interest incurred on our debt obligations, including non-cash interest expense associated with the amortization of debt discounts. Interest income includes interest income earned on our cash and cash equivalent balances held in interest-bearing savings accounts and money market funds. Additionally, other income (expense) includes and other category which consists of Bangladesh government grant income, foreign currency gains and losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency, gains or losses on disposals of property and equipment, and losses on the extinguishment of our previous debt facilities.

Comparison for the three months ended March 31, 2024 and 2023:
The following table summarizes the results of our operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Revenues	$13,471	$9,628	$3,843	40%
Cost of revenues	$7,130	$5,242	$1,888	36%
Gross profit	6,341	4,386	$1,955	45%
Operating expenses:
General and administrative	5,347	4,207	1,140	27%
Sales and marketing	3,563	2,563	1,000	39%
Research and development	3,833	2,710	1,123	41%
Total operating expenses	12,743	9,480	3,263	34%
Loss from operations	(6,402)	(5,094)	(1,308)	26%
Other income (expenses):
Interest expense	(616)	(408)	(208)	51%
Interest income	503	162	341	210%
Other	(64)	134	(198)	(148)%
Total other income (expenses), net	(177)	(112)	(65)	58%
Net loss before income taxes	(6,579)	(5,206)	(1,373)	26%
Income tax expense (benefit)	(80)	33	(113)	(342)%
Net loss	$(6,499)	$(5,239)	$(1,260)	24%

Revenues
Revenues increased $3.8 million to $13.5 million during the three months ended March 31, 2024, as compared to $9.6 million during three months ended March 31, 2023. The increase was primarily attributable to a 36% increase in the average number of clinicians in service in addition to a 3% increase in ARPU. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 143% in the three months ended March 31, 2024. The increase in revenue was also attributable to growth from new physician practice groups and growth of our Notes business.
The introduction of Augmedix Go in late 2023, and Augmedix Go Assist in April 2024, added new revenue models to our suite of products. Augmedix Go and Augmedix Go Assist are offered to our customers at a lower fixed subscription fee compared to Augmedix Live. Unlike Augmedix Live, Augmedix Go does not require human intervention to produce the medical note, and therefore has lower costs of revenue.

Augmedix Go Assist also has much lower human intervention than Augmedix Live due to its use of our full technology stack, so it also has a lower cost of revenue than Augmedix Live. As we sell more of Augmedix Go and Augmedix Go Assist, or a portion of our existing customers convert from Augmedix Live to Go or Go Assist, we would expect our revenue growth rates to be constrained, but our gross profit growth rates and gross margin to expand. Augmedix Go and Augmedix Go Assist revenue was immaterial in the first quarter of 2024. At the same time, we have observed a slow-down in purchasing commitments by some providers as they evaluate the many AI offerings currently available. Compared to the year over year revenue growth rates we experienced in 2023, we would expect our revenue growth rates to be lower in 2024, but expect Augmedix Go and Augmedix Go Assist to ultimately result in robust revenue growth in future periods that is generated from products with inherently higher gross margins than our established Live product.
Cost of Revenues and Gross Margin
Cost of revenues increased $1.9 million to $7.1 million during the three months ended March 31, 2024, as compared to $5.2 million during the three months ended March 31, 2023. The increase was primarily attributable to the $1.7 million increase in MDS costs to support the growth in clinicians in service. Additionally, cloud hosting costs and depreciation from hardware grew $0.2 million as we have utilized more Automatic Speech Recognition (“ASR”), consumed more cloud hosting as our clinician count increased, and purchased more devices. As a result of operating efficiencies in our MDS operations, cloud hosting, and customer support, our gross margin was 47.1% during the three months ended March 31, 2024, as compared to 45.6% during the three months ended March 31, 2023.
General and Administrative Expenses
General and administrative expenses increased $1.1 million to $5.3 million during the three months ended March 31, 2024, as compared to $4.2 million during the three months ended March 31, 2023. The increase was attributable to a $0.6 million increase in higher salary and salary-related costs both from current employees and from growth in headcount. In addition, there was a $0.1 million increase of facilities costs due to increased rent costs from the expansion into new office space in Bangladesh. The remaining $0.4 million increase is due to higher recruiting costs, contractor labor, travel, and reserve for uncollected receivables.
 Sales and Marketing Expenses
Sales and marketing expenses increased $1.0 million to $3.6 million during the three months ended March 31, 2024, as compared to $2.6 million during the three months ended March 31, 2023. As planned during the November equity raise, the Company invested in a larger Sales and Marketing organization. Consequently $0.7 million was attributable to added headcount and salary raises of the Customer Success, Sales, and Marketing teams. Lastly there was $0.3 million increase driven from more travel, advertising, and additional spend on an outside marketing agency.
Research and Development Expenses
Research and development expenses increased $1.1 million to $3.8 million during the three months ended March 31, 2024, as compared to $2.7 million during the three months ended March 31, 2023. This increase was mainly due to our additional investment in engineering and product headcount following our November 2023 equity raise.
Other Income (Expenses)
Our interest expense increased $0.2 million to $0.6 million during the three months ended March 31, 2024, compared to $0.4 million during the three months ended March 31, 2023. The increase was attributable to a higher interest rate on our debt due to the higher Federal Funds rate combined with an increase in our total debt outstanding. Our interest income increased by $0.3 million to $0.5 million during the three months ended March 31, 2024 compared to $0.2 million during the three months ended March 31, 2023, due to higher cash and money market fund balances following the equity raises in April and November of 2023 and higher market interest rates.
The other category in Other income (expense) decreased $0.2 million to an expense of $0.1 million in the three months ended March 31, 2024 compared to $0.1 million of income during the three months ended March 31, 2023. The decrease was primarily due to a $0.1 million expense from a write off the lease hold improvements from the building in Bangladesh that the Company no longer occupies and a $0.1 million incentive payment received by the Company from the Bangladesh Government for investments made in Bangladesh in the three months ended March 31, 2023.

Liquidity and Capital Resources
The Company has historically funded its operations primarily by debt and equity financings, and revenue generated from our customers.
As of March 31, 2024, we had cash and cash equivalents of $37.3 million. As described in Note 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2024 of $151.5 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. We believe our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the Form 10-Q for the three months ended March 31, 2024. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(8,236)	$(6,221)
Investing activities	(542)	(173)
Financing activities	59	5,085
Effects of exchange rate changes on cash and restricted cash	12	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,707)	$(1,349)
Operating Activities
Cash used in operating activities was $8.2 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in operating activities during the three months ended March 31, 2024 principally resulted from our net loss of $6.5 million, which includes non-cash charges of $1.8 million, and a decrease in cash caused by a net decrease in our operating assets and liabilities. The decrease in net operating assets and liabilities was principally driven by the payment of our annual bonus plan of approximately $3 million, that is typically paid in the first quarter of the Company's fiscal year.
Cash used in operating activities during the three months ended March 31, 2023 principally resulted from our net loss of $5.2 million, which includes non-cash charges of $1.1 million, and decreases in working capital of $2.2 million.
Investing Activities
Cash used in investing activities was $0.5 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for both periods presented.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2024 of $0.1 million represented cash proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2023 of $5.1 million principally resulted from $5.0 million of debt proceeds and $0.1 million in cash proceeds from the exercise of stock options.
Contractual Obligations and Commitments
The following summarizes our significant contractual obligations as of March 31, 2024:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Cloud computing contract obligation	1,200	1,200	—	—	—
Debt obligations (excluding interest)	21,225	5,000	16,225	—	—
Operating lease obligations	6,153	1,138	4,514	501	—
Total	$28,578	$7,338	$20,739	$501	$—

In June 2021, the Company entered into a non-cancelable three-year contract to obtain cloud computing services. The minimum contractual spend over the three-year term is $1.8 million. As of March 31, 2024, the Company has spent approximately $0.7 million against this contract. The Company expects to execute an extension of this contractual arrangement for an additional five years and that any remaining unused commitment as of June 30, 2024, under the original contract, will be included in the new contractual arrangement.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024, have not materially changed.
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
As of March 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over technical accounting analyses, and the regular review and application of accounting policies, as the Company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the

Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 26, 2024. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
10.1
Sixth Omnibus Amendment, entered into on January 5, 2024, by and among Augmedix Operating Corp, f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Partners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2024)

10.2
Seventh Omnibus Amendment, entered into on April 9, 2024, by and among Augmedix Operating Corp., f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2024)

10.3*
Tenth Amendment to the Master Service Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc., and Sutter Health, dated April 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2024)

10.4*
Amendment 1 to Statement of Work No. 3, dated April 15, 2024, by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2024)

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

AUGMEDIX, INC. (Registrant)

Date: May 13, 2024	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)