Form 10-Q
period 2024-06-30
Augmedix, Inc.
filed 2024-08-12
CIK 1769804

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 49,243,752 shares of the registrant’s common stock outstanding as of August 7, 2024.

Table of Contents
AUGMEDIX, INC.
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024
i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,220	$46,217
Restricted cash	—	125
Accounts receivable, net of allowance for credit losses of $204 and $110 at June 30, 2024 and December 31, 2023, respectively	9,252	8,572
Prepaid expenses and other current assets	2,453	1,909
Total current assets	39,925	56,823
Property and equipment, net	3,333	3,739
Operating lease right of use asset	4,431	5,220
Restricted cash, non-current	5,207	—
Deposits and other assets	776	930
Total assets	$53,672	$66,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$881	$721
Accrued expenses and other current liabilities	6,929	6,589
Deferred revenue	8,902	8,963
Customer deposits	851	851
Operating lease liability, current portion	1,432	1,494
Loan payable, current portion	5,000	5,000
Total current liabilities	23,995	23,618
Operating lease liability, net of current portion	3,303	4,049
Loan payable, net of current portion	15,540	15,303
Other liabilities	360	421
Total liabilities	$43,198	$43,391
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 49,080,486 and 48,613,714 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	171,480	169,197
Accumulated deficit	(159,911)	(144,962)
Accumulated other comprehensive loss	(1,100)	(919)
Total stockholders' equity	10,474	23,321
Total liabilities and stockholders' equity	$53,672	$66,712
See accompanying notes to Condensed Consolidated Financial Statements.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$13,664	$10,780	$27,136	$20,408
Cost of revenues	7,209	5,715	14,340	10,957
Gross profit	6,455	5,065	12,796	9,451
Operating expenses:
General and administrative	7,013	4,760	12,360	8,967
Sales and marketing	3,749	2,649	7,313	5,212
Research and development	4,418	2,590	8,250	5,300
Total operating expenses	15,180	9,999	27,923	19,479
Loss from operations	(8,725)	(4,934)	(15,127)	(10,028)
Other income (expense):
Interest expense	(639)	(558)	(1,255)	(966)
Interest income	410	276	913	438
Change in fair value of warrant liability	—	(69)	—	(69)
Other	590	303	527	437
Total other income (expense), net	361	(48)	185	(160)
Net loss before income taxes	(8,364)	(4,982)	(14,942)	(10,188)
Income tax expense	86	51	7	84
Net loss	(8,450)	(5,033)	$(14,949)	$(10,272)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(194)	(298)	(181)	(331)
Total comprehensive loss	$(8,644)	$(5,331)	$(15,130)	$(10,603)
Net loss per share of common stock, basic and diluted	$(0.16)	$(0.12)	$(0.28)	$(0.25)
Weighted average shares of common stock outstanding, basic and diluted	53,387,349	43,607,984	53,223,008	40,566,425
See accompanying notes to Condensed Consolidated Financial Statements.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)
(unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	48,613,714	$5	$169,197	$(144,962)	$(919)	$23,321
Exercise of common stock options	62,535	—	59	—	—	59
Exercise of common stock warrants	94,804	—	—	—	—	—
Share-based compensation expense	—	—	885	—	—	885
Foreign currency translation adjustment	—	—	—	—	13	13
Net loss	—	—	—	(6,499)	—	(6,499)
Balance as of March 31, 2024	48,771,053	$5	$170,141	$(151,461)	$(906)	$17,779
Exercise of common stock options	210,533	—	154	—	—	154
Issuance of common stock for settlement of restricted stock units and stock awards	98,900	—	—	—	—	—
Stock-based compensation	—	—	1,152	—	—	1,152
Change in fair value of the warrant	—	—	33	—	—	33
Foreign currency translation adjustment	—	—	—	—	(194)	(194)
Net loss	—	—	—	(8,450)	—	(8,450)
Balance at June 30, 2024	49,080,486	$5	$171,480	$(159,911)	$(1,100)	$10,474

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	37,442,663	$4	$127,693	$(125,791)	$(440)	$1,466
Exercise of common stock options	112,252	—	85	—	—	85
Share-based compensation expense	—	—	533	—	—	533
Foreign currency translation adjustment	—	—	—	—	(33)	(33)
Net loss	—	—	—	(5,239)	—	(5,239)
Balance as of March 31, 2023	37,554,915	$4	$128,311	$(131,030)	$(473)	$(3,188)
Issuance of common stock and warrants, net of issuance costs	3,125,000	—	11,845	—	—	11,845
Exercise of common stock options	82,121		93			93
Stock-based compensation	—	—	570	—	—	570
Exercise of common stock warrants	38,042	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(298)	(298)
Net loss	—	—	—	(5,033)	—	(5,033)
Balance as of June 30, 2023	40,800,078	$4	$140,819	$(136,063)	$(771)	$3,989
See accompanying notes to Condensed Consolidated Financial Statements.

Augmedix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,949)	$(10,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	855	541
Share-based compensation	2,037	1,098
Non-cash interest expense	390	255
Loss on disposal of property and equipment	49	—
Change in fair value of warrant liability	—	69
Non-cash lease expenses	601	437
Provision for bad debt	188	26
Changes in operating assets and liabilities:
Accounts receivable	(868)	(3,105)
Prepaid expenses and other current assets	(549)	(250)
Deposits and other assets	81	(442)
Accounts payable	399	(102)
Accrued expenses and other liabilities	399	(567)
Deferred revenue	(61)	604
Customer deposits	—	(38)
Lease liability	(617)	(429)
Net cash used in operating activities	(12,045)	(12,175)
Cash flows from investing activities:
Purchase of property and equipment	(930)	(1,475)
Proceeds from the sale of property and equipment	27	—
Net cash used in investing activities	(903)	(1,475)
Cash flows from financing activities:
Proceeds from loan payable	—	5,000
Payment of financing costs	(80)	(55)
Proceeds from issuance of common stock and warrants, net of issuance costs	—	11,845
Proceeds from exercise of stock options	213	179
Net cash provided by financing activities	133	16,969
Effect of exchange rate changes on cash and restricted cash	(100)	(47)
Net decrease in cash, cash equivalents and restricted cash	(12,915)	3,272
Cash, cash equivalents and restricted cash at beginning of period	46,342	21,988
Cash, cash equivalents and restricted cash at end of period	$33,427	$25,260
Supplemental disclosure of cash flow information:
Cash paid for interest	$864	$667
Cash paid for income taxes	$56	$8
Cash paid for operating lease liabilities	$716	$485

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$289	$155

Operating lease right-of-use asset exchanged for operating lease liability	$—	$2,498
Fair value of warrants issued in connection with loan	$—	$492
Change in fair value of warrants in connection with loan amendment	$33	$—

	June 30,
	2024	2023
Cash and cash equivalents	$28,220	$24,551
Restricted cash	—	125
Restricted cash, non-current	5,207	584
Total cash, cash equivalents and restricted cash	$33,427	$25,260

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

In April of 2023, the Company raised $11.8 million in net proceeds after direct financing costs of $191 thousand, from the issuance of 3,125,000 shares of common stock, a warrant to purchase 4,375,273 shares of common stock at an exercise price of $0.0001 per share, and a warrant to purchase 1,875,069 common stock at an exercise price of $1.75 per share. Additionally, in November of 2023, the Company issued 7,187,500 shares of common stock and raised net proceeds of $26.3 million, after underwriter's commissions and direct financing costs of $2.5 million. As of June 30, 2024, the Company’s existing sources of liquidity included cash and cash equivalents of $28.2 million plus up to $5.0 million in incremental capital available through the SVB Loan Agreement (as defined below).

The Company has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $159.9 million as of June 30, 2024. We expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. We believe our cash balance will provide sufficient resources to meet our working capital needs for over twelve months from the filing date of the Form 10-Q for the three and six months ended June 30, 2024 . Over the longer term, if we do not generate sufficient revenue from new and existing products, we may have to obtain additional debt or equity financing and reduce expenditures. There is no assurance that if we require additional future financing that such financing will be available on terms which are acceptable to us, or at all.

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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to these policies during the three months ended June 30, 2024, except for updated information related to the accounting policies below.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s credit card facility. This facility was closed in the second quarter of 2024. Restricted cash, non-current as of June 30, 2024, represents a cash deposit that collateralizes the term loan as more fully described in note 6 - Debt, and a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease.

Government Grant Income

From time to time, the Company may receive grant income from the Bangladesh Government related to our operations in Bangladesh. The Company records this grant income when received and the grants are recorded in the other category of other income (expense), net on the condensed consolidated statement of operations. The Company recorded grant income of $431 thousand and $78 thousand during the three months ended June 30, 2024 and 2023, respectively, and $431 thousand and $78 thousand during the six months ended June 30, 2024 and 2023.
Advertising Costs
All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $319 thousand and $210 thousand for the three months ended June 30, 2024 and 2023, respectively and $583 thousand and $428 thousand for the six months ended June 30, 2024 and 2023.

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
Changes in the contract liability, which solely includes deferred revenue, were as follows:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance, beginning of period	$8,963	$7,254
Deferral of revenue	23,687	42,846
Recognition of unearned revenue	(23,748)	(41,137)
Balance, end of period	$8,902	$8,963

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
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The Company’s accounts receivable are derived from contracts with customers located in the U.S. Significant customers generating more than 10% of the Company's revenue during the period indicated or for which accounts receivable balance was more than 10% of the total accounts receivable balance were as follows:

	Percent of Revenue for Three Months Ended June 30,		Percent of Revenue for Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	30%	21%	30%	19%
Customer B	11%	14%	11%	14%
Customer C	10%	12%	10%	12%

	Percent of Accounts Receivable
	June 30, 2024	December 31, 2023
Customer A	33%	35%
Customer C	n/a	n/a
Customer D	n/a	10%
Customer E	n/a	n/a

The Company capitalizes sales commissions incurred to obtain a revenue contract and amortizes such costs over 12 to 24 months. The Company amortized $171 thousand and $215 thousand of sales commissions in sales and marketing expense during the three months ended June 30, 2024 and 2023, respectively, and $308 thousand and $372 thousand during the six months ended June 30, 2024 and 2023.

The unamortized capitalized sales commissions included in prepaid expenses and other current assets was $441 thousand and $494 thousand as of June 30, 2024 and December 31, 2023, respectively. The unamortized capitalized sales commission included in deposits and other assets was $103 thousand and $153 thousand as of June 30, 2024 and December 31, 2023, respectively.

4. Property and Equipment
Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Computer hardware, software and equipment	$4,809	$4,730
Leasehold improvements	915	716
Capitalized internal-use software costs	712	698
Furniture and fixtures	607	693
Construction in progress	10	393
	7,054	7,230
Less: accumulated depreciation	(3,720)	(3,491)
Property and equipment, net	$3,333	$3,739
Depreciation expense was $416 thousand and $262 thousand during the three months ended June 30, 2024 and 2023, respectively, and $855 thousand and $541 thousand during the six months ended June 30, 2024 and 2023, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The Company recorded a gain on disposal of leasehold improvements and equipment of $6 thousand during the three months ended June 30, 2024 and a loss on disposal of leasehold improvements of $49 thousand during the six months ended June 30, 2024. There were no gains or losses on the disposals of property and equipment during the three and six months ended June 30, 2023. Gains and losses on disposals of property and equipment are presented in other income (loss) on the condensed consolidated statement of operations and comprehensive loss.
5. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$2,440	$3,860
Accrued professional fees	1,570	138
Accrued vendor partner liabilities	1,290	1,285
Accrued indirect taxes	336	393
Revenue refund reserve	199	198
Accrued interest payable	142	146
Accrued other	952	569
	$6,929	$6,589
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

If the Company prepays the Term Loan Facility before maturity, the Company will incur a prepayment fee, which depends on when the balance is prepaid. The prepayment fee equals 2.50%, 1.50%, and 0.50% of the outstanding principal amount of the Term Loan Facility, if the prepayment occurs during the first, second or third year following of the effective date of the amendment of June 12, 2023, respectively. There is no prepayment fee if the Term Loan Facility is replaced with another facility with the SVB.

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

On June 26, 2024 the Borrower entered into a Second Amendment to Loan and Security Agreement ("Second Amendment"). The Second Amendment of the Term Loan Facility extended the maturity to December 1, 2026 and extended the interest only period applicable to the Term Loan Facility until January 1, 2025. The Second Amendment also provides that the interest only period of the Term Loan Facility may be extended to July 1, 2025 and that the maturity date for the revolving credit facility may be extended to November 4, 2025, in SVB's sole and absolute discretion. Additionally, the Second Amendment requires the Company to maintain $5 million in a cash collateral account maintained with the SVB and pledged in favor of the SVB. Further, in connection with the Second Amendment, the Company reduced the exercise price of the warrants to purchase up to 190,330 shares of common stock issued on June 13, 2023 from $3.01 per share to $1.09 per share.

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
As of June 30, 2024, the future minimum payments required under the SVB Loan Agreement, including the final payment, are as follows as:

2024 (6 months remaining)	$—
2025	10,000
2026	11,225
$21,225
Less: unamortized debt discount	(685)
Loan payable net of discount	$20,540
Less: current portion	(5,000)
Loan payable, non-current portion	$15,540
The Term Loan Facility includes an end of term payment of $1.2 million, which has been recorded as both a discount and an increase to the principal amount of the debt. The debt discount is being amortized to interest expense over the remaining term of the Term Loan Facility which matures on December 1, 2026 using the effective interest method. The Company amortized $151 thousand and $126 thousand of the discount to interest expense during the three months ended June 30, 2024 and 2023, respectively, and $300 thousand and $225 thousand during the six months ended June 30, 2024 and 2023, respectively.

There were no borrowings under the Revolving Credit Facility during the six months ended June 30, 2024 or during the year ended December 31, 2023. The Company was in compliance with all covenants in the SVB Loan Agreement at June 30, 2024.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
7. Leases
The Company leases office facilities in San Francisco, California, Bangladesh, and India. Lease costs for the periods indicated below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$406	$336	$816	$546
Short-term lease cost	15	91	68	175
Total lease cost	$421	$427	$884	$721
The weighted average remaining term and weighted average discount rate for the Company's operating leases are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.5	4.0
Weighted-average discount rate	8.3%	8.3%
As of June 30, 2024, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

2024 (remaining six months)	$686
2025	1,636
2026	1,695
2027	1,021
2028	459
2029	10
Total	$5,507
Less: imputed interest	(773)
Operating lease liability	4,734
Less: Operating lease liability, current portion	1,432
Operating lease liability, net of current portion	$3,303

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
8. Common Stock Warrants
At June 30, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares Issuable upon Exercise of Warrants	Exercise Price Per Warrant
October 25, 2024	346,500	$3.00
June 11, 2025	234	$96.24
November 13, 2025	84,964	$3.00
July 28, 2027	91	$106.17
August 28, 2028	1,052	$39.76
May 4, 2029	48,295	$4.00
September 2, 2029	1,556,732	$2.88
April 19, 2030	1,875,069	$1.75
June 13, 2030	190,330	$1.09
Perpetual	4,375,273	$0.0001
	8,478,540
The perpetual common stock warrants in the table above are included in the weighted average shares outstanding for purpose of calculating loss per share since the issuance date of April 19, 2023 given the nominal exercise price, but are not considered outstanding common shares as of June 30, 2024 or December 31, 2023.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
9. Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations due to the fact that a net loss existed for the three and six months ended months ended June 30, 2024 and 2023.
The Company calculated basic and diluted net loss per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net Loss	$(8,450)	$(5,033)	$(14,949)	$(10,272)

Denominator
Weighted average shares, basic and diluted	53,387,349	43,607,984	53,223,008	40,566,425

Net loss per share	$(0.16)	$(0.12)	$(0.28)	$(0.25)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30, 2024	June 30, 2023
Common stock warrants	4,103,267	4,743,466
Stock options and stock appreciation rights	9,136,058	9,562,621
Restricted stock units	2,069,018	263,155
	15,308,343	14,569,242
10. Equity Incentive Plan
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
The number of shares of common stock reserved for issuance under the 2020 Plan increased on January 1, 2021, and will increase each anniversary thereafter through 2030 by the number of shares of common stock equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding January 1, or a number as may be determined by the Company’s board of directors. As of June 30, 2024, there were 812,032 shares of common stock that remained available for grant under the 2020 Plan.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Share-based compensation expense in the following expense categories in the condensed consolidated statements of operations and comprehensive loss was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$670	$381	$1,206	$738
Sales and marketing	193	64	325	123
Research and development	244	93	418	184
Cost of revenues	46	27	87	53
Total share-based compensation	$1,152	$565	$2,037	$1,098
No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.
Stock Options and Stock Appreciation Rights
The grant date fair value of stock options and stock appreciation rights was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	5.9	5.9
Expected volatility	61.8%	54.4%
Risk-free rate	4.4%	1.9%
Dividend rate	—	—
The weighted average grant date fair value of stock option awards and SARs granted was $2.33 and $1.13 for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes stock option and SARs activity for the six months ended June 30, 2024:

	Number of Shares under Equity Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2023	9,342,589	$1.94	7.2
Granted	169,550	$3.92
Exercised	(278,808)	$0.88
Forfeited and expired	(97,273)	$3.59
Outstanding at June 30, 2024	9,136,058	$2.00	6.7
Exercisable at June 30, 2024	6,486,698	$1.74	6.2
Vested and expected to vest at June 30, 2024	9,136,058	$2.00	6.7

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The intrinsic value of the options exercised during the six months ended June 30, 2024 was $863 thousand. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2024 was $0.4 million and $0.4 million, respectively. At June 30, 2024, future stock-based compensation for options and SARs outstanding of $2.5 million will be recognized over a remaining weighted-average requisite service period of 2.2 years.
Restricted Stock Units
The following table summarizes RSU activity for the six months ended June 30, 2024:

	Number of Shares under Equity Plan	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	303,688	$4.91
Granted	1,906,800	$3.94
Vested	(111,783)	$3.91
Forfeited and expired	(29,687)	$4.39
Outstanding at June 30, 2024	2,069,018	$4.08
The aggregate intrinsic value of RSUs outstanding as of June 30, 2024, was $1.8 million. At June 30, 2024, future stock-based compensation for RSUs granted and outstanding of $7.9 million will be recognized over a remaining weighted-average requisite service period of 3.6 years.
Performance and Market-Based Options
As more fully described in “Consolidated Financial Statements — Note 10. Equity Incentive Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in March 2021, the Company granted 727,922 stock options to the Company’s Chief Executive Officer (“CEO”) under the 2020 Plan with an exercise price of $3.00 per share. These options vest based on the CEO’s continued service in addition the Company's stock price reaching the following thresholds for a minimum of 20 out of 30 trading days before the option expiration dates:

Tranche	Number of Option Shares	Stock Price Threshold	Option Expiration
1	317,688	$9.00	March 3, 2031
2	46,273	$9.00	March 21, 2031
3	363,961	$13.50	March 21, 2031
Total	727,922
As of June 30, 2024, there was $6 thousand of unrecognized compensation costs which the Company plans to recognize over a period of 0.1 years. As of June 30, 2024 none of the stock price thresholds had been met.
11. Employee Benefit Plans
The Company maintains a 401(k) plan that covers substantially all U.S. based employees and to which the Company provides a matching contribution equal to 25% of an employee's contribution up to the first 4% of the employee's eligible compensation. The matching contribution vests after 1 year of service. The Company match expense for was $67 thousand and $38 thousand during the three months ended June 30, 2024 and 2023, respectively, and $126 thousand and $90 thousand during the six months ended June 30, 2024 and 2023, respectively.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
For employees in Bangladesh and India, the Company provides post-employment benefit plans as required by local requirements. Under these plans, employees are entitled to receive a cash benefit upon leaving the Company after completion of a minimum of five years of service with the Company. The cash benefit is based on the number of years the employee has worked for the Company. The expense for these benefit plans was $107 thousand and $77 thousand during the three months ended June 30, 2024 and 2023, respectively, and $234 thousand and $201 thousand during the six months ended June 30, 2024 and 2023, respectively. The Company has accrued an aggregate of $361 thousand and $421 thousand in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively for these benefit plans.
12. Commitments and Contingencies
Cloud Computing Services
In May 2024, the Company entered into a non-cancelable five-year contract to obtain cloud computing services that replaced a prior three-year contract entered into in June 2021. The purchase commitment over the five-year period is $5.3 million and includes three commitment periods with the following commitment amounts:

Commitment Period	Commitment Period	Commitment Amount
1	June 2024 to May 2026	$1,740
2	June 2026 to May 2028	2,265
3	June 2028 to May 2029	1,311
Total commitment		$5,316
Under this contract, if the actual amount spent during any commitment period is less than the respective commitment amount, then the Company will be required to pay such deficit and such payment cannot be recovered by spending more than the commitment amount in a subsequent commitment period. Any amounts spent during a commitment period in excess of the respective commitment amount will carry over to the subsequent commitment period and count toward that period's commitment amount.
As of June 30, 2024, the Company has spent $56 thousand against this contract.
Legal
In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. As of June 30, 2024 and December 31, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. No liability related to such matters has been recorded at June 30, 2024 or December 31, 2023.
Indemnification Agreements
In the normal course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Company’s board of directors, employees, customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. As a result, no liability for these agreements has been recorded at June 30, 2024 or December 31, 2023.

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
The following tables present information about our financial instruments that have been measured at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$25,339	$25,339	$—	$—
Total	$25,339	$25,339	$—	$—

Financial Liabilities
Loan payable	$20,540	$—	$—	$20,540
Total	$20,540	$—	$—	$20,540

	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Money market funds	$43,104	$43,104	$—	$—
Total	$43,104	$43,104	$—	$—

Financial Liabilities
Loan payable	$20,303	$—	$—	$20,303
Total	$20,303	$—	$—	$20,303
14. Related Party Transactions
Operating Leases
In 2015, the Company entered into agreements to rent office facilities in Bangladesh under 10-year operating lease agreements (Note 7), with a company owned by relatives of Ian Shakil, the Company's Chief Strategy Officer and a member of the Company's Board. The Company incurred rent expense to this related party of $0 thousand and $101 thousand during the three months ended June 30, 2024 and 2023, respectively, and $70 thousand and $195 thousand during the six months ended June 30, 2024 and 2023, respectively. The amount owed to this related party at June 30, 2024 and December 31, 2023 was $2 thousand and $8 thousand, respectively, and are included in accounts payable in the accompanying consolidated balance sheet. These lease agreements were terminated in the first quarter of 2024.
In June of 2024 the Company executed a contract to provide Live, Go and Go Assist to our Chief Medical Officer at zero cost.

Augmedix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
15. Subsequent Event
Plan of Merger with Commure, Inc.
On July 19, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Commure, Inc., a Delaware corporation (“Parent”), and Anderson Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”), will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $2.35, without interest (the “Per Share Price”), and subject to applicable tax withholding.

The Merger Agreement contains customary covenants made by each of the Company, Parent and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business prior to the closing of the Merger. Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders.

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
Forward-looking statements include, but are not limited to, statements about:
•the structure, timing and ability to consummate the Merger;
•any anticipated effects of the Merger's announcement, pendency or completion on the value of our common stock;
•any potential future costs or benefits of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management's attention, ability to retain or hire employees, maintenance of relationships with collaborators, vendors and other business partners and payment of termination fees;
•the outcome of any legal proceedings that may have been or may be instituted against us and others relating to the Merger;
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
•the impact of current and future laws and regulations; and
•the impact of civil unrest in Bangladesh.
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

During the three months ended June 30, 2024, we delivered approximately 70,000 notes to our customers each week. We estimate that our products save clinicians up to three hours each day, which is time that they can redeploy to see more patients or improve their work-life balance. We believe the principal return on investment ("ROI") benefits to healthcare enterprises from our products are increased productivity, optimized reimbursements, higher clinician satisfaction, and better patient care. An underlying reason for the reimbursement improvement is that our notes are comprehensive and often capture more of the services rendered during the patient encounter than when clinicians create the note themselves from memory.

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

Plan of Merger with Commure, Inc.
On July 19, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Commure, Inc., a Delaware corporation (“Parent”), and Anderson Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $2.35, without interest (the “Per Share Price”), and subject to applicable tax withholding.

The Merger Agreement contains customary covenants made by each of the Company, Parent and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business prior to the closing of the Merger. Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders.

For additional information on the Merger see the Company's Form 8-K filed with the SEC on July 19, 2024.

Civil Unrest in Bangladesh

As of June 30, 2024, approximately 75% of our employees are based in Bangladesh, where we provide service for approximately 40% of our clinicians, perform development activities, and conduct various support functions. In July 2024, clashes in Bangladesh began between student protestors, security officials and activists over a quota system for government jobs in Bangladesh. On August 5, 2024, the Bangladesh prime minister abruptly resigned and left the country. An interim government was sworn in on August 8, 2024. The civil unrest has affected some of the Company’s operations in Bangladesh, as the internet was shut down in Bangladesh during portions of July due to the protests. These events have also affected our ability to provide services to some customers during this time. As of the date of this Form 10-Q, the civil unrest in Bangladesh is ongoing, and the future impact of these events on the Company’s operations in Bangladesh remains uncertain. If the civil unrest in Bangladesh continues, it may have a significant negative impact on the Company’s business and may result in decreased profitability, financial loss, adverse impact on our customer relationships and reputational damage.
Key metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average clinicians in service	1,887	1,534	1,873	1,452
Average annual revenue per clinician	$28,700	$27,900	$28,700	$27,900
Dollar-based net revenue retention rate	129%	148%	135%	141%

Average Clinicians in Service: We define a clinician in service as an individual doctor, nurse practitioner or other healthcare professional using our services. We average the month end number of clinicians in service for all months in the measurement period and the number of clinicians in service at the end of the month immediately preceding the measurement period. We believe growth in the average number of clinicians in service is a key indicator of the performance of our business as it demonstrates our ability to penetrate the market and grow our business. Our customer contracts for Augmedix Live contain minimum service levels that range from a low of 60 hours per month to a high of 220 hours per month, while our contracts for Augmedix Go and Augmedix Go Assist are a fixed monthly price. Higher hours per month equate to higher revenue per clinician. The average number of clinicians in service increased 23% to 1,887 in the three months ended June 30, 2024 from 1,534 in the three months ended June 30, 2023. At this time clinicians in service does not include clinicians using Augmedix Go.
Average Annual Revenue Per Clinician: Average revenue per clinician is determined as total revenue, excluding Data Services revenue, recognized during the period presented divided by the average number of clinicians in service during that same period. Using the number of clinicians in service at the end of each month, we derive an average number of clinicians in service for the periods presented. The average annual revenue per clinician will vary based upon minimum hours of service requested by clinicians, pricing, and our product mix. The average annual revenue per clinician increased 3% to $28,700 in the three months ended June 30, 2024 from $27,900 in the three months ended June 30, 2023.
Dollar-Based Net Revenue Retention: Dollar-based net revenue retention is determined as the revenue from Health Enterprises as of twelve months prior to such period end as compared to revenue from these same Health Enterprises as of the current period end, or current period revenue. We define a “Health Enterprise” as a company or network of doctors that has at least 50 clinicians currently employed or affiliated that could utilize our services. Current period revenue includes any expansion or new products and is net of contraction or churn over the trailing twelve months but excludes revenue from new Health Enterprises in the current period. We believe growth in dollar-based net revenue retention is a key indicator of the performance of our business as it demonstrates our ability to increase revenue across our existing customer base through expansion of users, products and price, as well as our ability to retain existing customers. Our annual dollar-based net revenue retention decreased to 129% in the three months ended June 30, 2024 compared to 148% in the three months ended June 30, 2023. Growth from existing clients has historically represented a majority of our total revenue growth.
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

The introduction of Augmedix Go in late 2023, and Augmedix Go Assist in April 2024, added new revenue models to our suite of products. Augmedix Go and Augmedix Go Assist are offered to our customers at a lower fixed subscription fee compared to Augmedix Live. Unlike Augmedix Live, Augmedix Go does not require human intervention to produce the medical note, and therefore has lower costs of revenue. Augmedix Go Assist also has much lower human intervention than Augmedix Live due to its use of our full technology stack, so it also has a lower cost of revenue than Augmedix Live. As we sell more of Augmedix Go and Augmedix Go Assist, or a portion of our existing customers convert from Augmedix Live to Go or Go Assist, we would expect our revenue growth rates to be constrained, but our gross margin to expand. Augmedix Go and Augmedix Go Assist revenue was immaterial during the six months ended June 30, 2024. At the same time, we have observed a slow-down in purchasing commitments by some providers as they evaluate the many AI offerings currently available. Compared to the year over year revenue growth rates we experienced in 2023, we would expect our revenue growth rates to be lower in 2024, but expect Augmedix Go and Augmedix Go Assist to ultimately result in robust revenue growth in future periods that is generated from products with inherently higher gross margins than our established Live product.
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

Comparison for the three months ended June 30, 2024 and 2023:
The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Revenues	$13,664	$10,780	$2,884	27%
Cost of revenues	7,209	5,715	1,494	26%
Gross profit	6,455	5,065	$1,390	27%
Operating expenses:
General and administrative	7,013	4,760	2,253	47%
Sales and marketing	3,749	2,649	1,100	42%
Research and development	4,418	2,590	1,828	71%
Total operating expenses	15,180	9,999	5,181	52%
Loss from operations	(8,725)	(4,934)	(3,791)	77%
Other income (expense):
Interest expense	(639)	(558)	(81)	15%
Interest income	410	276	134	49%
Change in fair value of warrant liability	—	(69)	69	(100)%
Other	590	303	287	95%
Total other income (expense), net	361	(48)	409	(852)%
Net loss before income taxes	(8,364)	(4,982)	(3,382)	68%
Income tax expense	86	51	35	69%
Net loss	$(8,450)	$(5,033)	$(3,417)	68%

Revenues
Revenues increased $2.9 million to $13.7 million during the three months ended June 30, 2024, as compared to $10.8 million during the three months ended June 30, 2023. The increase was primarily attributable to a 22% increase in the average number of clinicians in service in addition to a 3% increase in Average Annual Revenue Per Clinician. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 129% in the three months ended June 30, 2024. Our approximately 15% revenue exposure to group practices and independent doctors is growing slower than our Enterprise revenue, thus dollar based net revenue retention is growing faster than total revenue.
Cost of Revenues and Gross Margin
Cost of revenues increased $1.5 million to $7.2 million during the three months ended June 30, 2024, as compared to $5.7 million during the three months ended June 30, 2023. The increase was primarily attributable to the $1.2 million increase in MDS costs to support the growth in clinicians in service. Additionally, cloud hosting costs and depreciation from hardware grew $0.3 million as we have utilized more ASR and LLMs, consumed more cloud hosting as our clinician count increased, purchased more devices, and started amortizing internally developed software associated with Augmedix Go. As a result of operating efficiencies in our MDS operations and customer support, our gross margin was 47.2% during the three months ended June 30, 2024, as compared to 45.6% during the three months ended June 30, 2023.
General and Administrative Expenses
General and administrative expenses increased $2.3 million to $7.0 million during the three months ended June 30, 2024, as compared to $4.8 million during the three months ended June 30, 2023. The increase was attributable to a $1.0 million increase in salary and salary-related costs both from salary increases for current employees and from growth in headcount. In addition, there was a $0.2 million increase in costs due to software, contractor labor, travel, and reserve for uncollected receivables. Lastly there was an increase of $1.2 million of legal and professional costs related to the proposed acquisition transaction announced July 19, 2024.
 Sales and Marketing Expenses
Sales and marketing expenses increased $1.1 million to $3.7 million during the three months ended June 30, 2024, as compared to $2.6 million during the three months ended June 30, 2023. As planned during the November 2023 equity raise, the Company invested in a larger Sales and Marketing organization. Consequently $0.8 million was attributable to added headcount and salary raises of the customer success, sales, and marketing teams. Lastly there was $0.3 million increase driven from more travel, advertising, and additional spend on an outside marketing agency.
Research and Development Expenses
Research and development expenses increased $1.8 million to $4.4 million during the three months ended June 30, 2024, as compared to $2.6 million during the three months ended June 30, 2023. This increase was mainly due to our additional investment in engineering and product headcount following our November 2023 equity raise. During the three months ended June 30, 2023, there was an expense reduction of $0.2 million from the capitalization of the internal development of Augmedix Go.
Other Income (Expenses)
Our interest expense increased $0.1 million to $0.6 million during the three months ended June 30, 2024, compared to $0.6 million during the three months ended June 30, 2023. The increase was attributable to a higher interest rate on our debt due to the higher Federal Funds rate. Our interest income increased by $0.1 million to $0.4 million during the three months ended June 30, 2024 compared to $0.3 million during the three months ended June 30, 2023, due to higher cash and money market fund balances following the equity raises in April and November of 2023 and higher market interest rates.

The other category in Other income (expense) increased $0.3 million to income of $0.6 million during the three months ended June 30, 2024 compared to $0.3 million of income during the three months ended June 30, 2023. The increase was due to incentive grant payments from the Bangladesh Government for investments made in Bangladesh.

Comparison for the six months ended June 30, 2024 and 2023:
The following table summarizes the results of our operations for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Revenues	$27,136	$20,408	$6,728	33%
Cost of revenues	14,340	10,957	3,383	31%
Gross profit	12,796	9,451	$3,345	35%
Operating expenses:
General and administrative	12,360	8,967	3,393	38%
Sales and marketing	7,313	5,212	2,101	40%
Research and development	8,250	5,300	2,950	56%
Total operating expenses	27,923	19,479	8,444	43%
Loss from operations	(15,127)	(10,028)	(5,099)	51%
Other income (expense):
Interest expense	(1,255)	(966)	(289)	30%
Interest income	913	438	475	108%
Change in fair value of warrant liability	—	(69)	69	(100)%
Other	527	437	90	21%
Total other income (expense), net	185	(160)	345	(216)%
Net loss before income taxes	(14,942)	(10,188)	(4,754)	47%
Income tax expense	7	84	(77)	(92)%
Net loss	$(14,949)	$(10,272)	$(4,677)	46%

Revenues
Revenues increased $6.7 million to $27.1 million during the six months ended June 30, 2024, as compared to $20.4 million during the six months ended June 30, 2023. The increase was primarily attributable to a 29% increase in the average number of clinicians in service in addition to a 3% increase in Average Annual Revenue Per Clinician. The increase in clinicians in service was driven predominantly by our existing Health Enterprises adding physicians. Dollar-based net revenue retention was 135% in the six months ended June 30, 2024. Our approximately 15% revenue exposure to group practices and independent doctors is growing slower than our Enterprise revenue, thus dollar based net revenue retention is growing faster than total revenue.

Cost of Revenues and Gross Margin
Cost of revenues increased $3.4 million to $14.3 million during the six months ended June 30, 2024, as compared to $11.0 million during the six months ended June 30, 2023. The increase was primarily attributable to the $3.0 million increase in MDS costs to support the growth in clinicians in service. Additionally, cloud hosting costs and depreciation from hardware grew $0.4 million as we have utilized more ASR and LLMs, consumed more cloud hosting as our clinician count increased, purchased more devices, and started amortizing internally developed software associated with Augmedix Go. As a result of operating efficiencies in our MDS operations and customer support, our gross margin was 47.2% during the six months ended June 30, 2024, as compared to 46.3% during the six months ended June 30, 2023.
General and Administrative Expenses
General and administrative expenses increased $3.4 million to $12.4 million during the six months ended June 30, 2024, as compared to $9.0 million during the six months ended June 30, 2023. The increase was attributable to a $1.6 million increase in higher salary and salary-related costs both from higher salaries at current employees and from growth in headcount. There was a $0.7 million increase due to higher recruiting costs, contractor labor, travel, reserve for uncollected receivables and software. Lastly there was an increase of $1.1 million of legal and professional costs, of which $1.2 million was related to the proposed merger with Commure, Inc. announced on July 19, 2024.
 Sales and Marketing Expenses
Sales and marketing expenses increased $2.1 million to $7.3 million during the six months ended June 30, 2024, as compared to $5.2 million during the six months ended June 30, 2023. As planned during the November 2023 equity raise, the Company invested in a larger Sales and Marketing organization. Consequently $1.5 million was attributable to added headcount and salary raises of the Customer Success, Sales, and Marketing teams. Lastly there was $0.6 million increase driven from more travel, advertising, and additional spend on an outside marketing agency.
Research and Development Expenses
Research and development expenses increased $3.0 million to $8.3 million during the six months ended June 30, 2024, as compared to $5.3 million during the six months ended June 30, 2023. This increase was mainly due to our additional investment in engineering and product headcount following our November 2023 equity raise. During the six months ended June 30, 2023, the Company capitalized $0.2 million of internally developed software costs related Augmedix Go.
Other Income (Expenses)
Our interest expense increased $0.3 million to $1.3 million during the six months ended June 30, 2024, compared to $1.0 million during the six months ended June 30, 2023. The increase was attributable to a higher interest rate on our debt due to the higher Federal Funds rate combined with an increase in our total debt outstanding. Our interest income increased by $0.5 million to $0.9 million during the six months ended June 30, 2024 compared to $0.4 million during the six months ended June 30, 2023, due to higher cash and money market fund balances following the equity raises in April and November of 2023 and higher market interest rates.
The other category in Other income (expense), net increased $0.1 million to $0.5 million in the six months ended June 30, 2024 compared to $0.4 million of income during the six months ended June 30, 2023. The increase was primarily due to incentive grant payments from the Bangladesh Government for investments made in Bangladesh in the six months ended June 30, 2024, offset by a $0.1 million expense from a write off the lease hold improvements from the building in Bangladesh that the Company no longer occupies.

Liquidity and Capital Resources
The Company has historically funded its operations primarily by debt and equity financings, and revenue generated from our customers.
As of June 30, 2024, we had cash and cash equivalents of $28.2 million. We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2024 of $159.9 million. We have relied on debt and equity financing to fund operations to date and we expect losses and negative cash flows to continue, primarily as a result of continued research, development and marketing efforts. We believe our cash balance will provide sufficient resources to meet working capital needs for over twelve months from the filing date of the Form 10-Q for the three and six months ended June 30, 2024. Over the longer term, if we do not generate sufficient revenue from new and existing products, additional debt or equity financing may be required along with a reduction in expenditures.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(12,045)	$(12,175)
Investing activities	(903)	(1,475)
Financing activities	133	16,969
Effects of exchange rate changes on cash and restricted cash	(100)	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,915)	$3,272
Operating Activities
Cash used in operating activities was $12.0 million and $12.2 million for the six months ended June 30, 2024 and 2023, respectively. Cash used in operating activities during the six months ended June 30, 2024 principally resulted from our net loss of $14.9 million, which includes non-cash charges of $4.1 million, and a decrease in cash caused by a $1.2 million net decrease in our operating assets and liabilities. The negative operating cash flow for the six months ended June 30, 2024 includes the payment of the 2023 annual bonus of approximately $3 million, that was paid, as typical, in the first quarter of the Company's fiscal year.
Cash used in operating activities during the six months ended June 30, 2023 principally resulted from our net loss of $10.3 million, which includes non-cash charges of $2.3 million, and decreases in working capital of $4.3 million.
Investing Activities
Cash used in investing activities was $0.9 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. Cash used in investing activities resulted from capital expenditures of property and equipment for both periods presented.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2024 of $0.1 million predominantly included cash proceeds from the exercise of stock options.
Cash provided by financing activities during the six months ended June 30, 2023 of $17.0 million principally resulted from $11.8 million from issuance of common stock , and warrants, net of issuance costs, $5.0 million in debt proceeds and $0.2 million from the exercise of stock option, and $0.1 million of financing fees.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations as of June 30, 2024:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Cloud computing contract obligation	5,316	—	1,740	3,576	—
Debt obligations (excluding interest)	21,225	5,000	16,225	—	—
Operating lease obligations	5,507	1,493	3,058	955	—
Total	$32,048	$6,493	$21,023	$4,531	$—

In May 2024, the Company entered into a non-cancelable five-year contract to obtain cloud computing services that replaced a prior three-year contract entered into in June 2021. The purchase commitment over the five-year period is $5.3 million.

Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of June 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over technical accounting analyses, and the regular review and application of accounting policies, as the Company grew and its operations changed. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
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

To address this material weakness we added additional resources during the year ended December 31, 2023, including engaging a third-party technical accounting expert to assist the Company in applying Generally Accepted Accounting Principles to the Company's transactions. The Company is additionally modifying its management review controls over significant and unusual transactions and is working to enhance its documentation around accounting policy determinations. Notably, in the second quarter of 2024, management developed an accounting policy manual that documents the relevant and significant accounting policies of the Company, instituted monthly accounting close monitoring controls to ensure significant and unusual transactions are identified, and instituted controls to ensure that significant and unusual transactions are reviewed for the proper accounting treatment. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not a party to any material pending legal proceedings. From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 26, 2024. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than as described below.

Risks Relating to the Pending Merger

The Merger, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our Common Stock.

On July 19, 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which we have agreed to merge (the “Merger”) with Anderson Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Commure, Inc. (“Parent”). The Merger is subject to certain closing conditions, including approval of the Merger Agreement by our stockholders and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we would be subject to a number of risks, including the following:

•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;
•we will be required to pay certain significant costs relating to the Merger, regardless of if the Merger is consummated, such as for example legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we are unable to solicit other acquisition proposals during the pendency of the Merger;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, or incurring certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our Common Stock, particularly to the extent that the current market price of our Common Stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the failure of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to approve the Merger, our stockholders will not receive any payment for their shares of our Common Stock in connection with the Merger. Instead, we will remain a public company, our Common Stock will continue to be listed and traded on The Nasdaq Stock Market and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Common Stock;
•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (1) the adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company of not less than a majority of the issued and outstanding shares of Company Common Stock and (2) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course in all material respects consistent with past practice and to not engage in certain kinds of material transactions prior to closing of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with our employees and third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, results of operations and financial condition. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention will be directed toward the completion of the Merger and thus be diverted from our day-to-day operations.

Uncertainty as to the future could adversely affect our business and our relationship with third parties. For example, certain of our customers may decide not to work with us anymore as a result of the proposed Merger, which could result in a permanent loss of such customers even if the Merger is not consummated. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our Common Stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course in all material respects consistent with past practice. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; incur capital expenditure; enter into certain contracts; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; hire or engage employees and independent contractors; or take certain actions relating to intellectual property of the Company. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Parent. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction during the pendency of the Merger. If we terminate the Merger Agreement under certain special circumstances set forth in the Merger Agreement, we may be required to pay Parent a termination fee equal to approximately $5.24 million.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $5.24 million. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our Common Stock.

We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operation and financial condition.

The recent civil unrest in Bangladesh has negatively affected, and may continue to negatively impact, the Company’s operations in Bangladesh.

As of June 30, 2024, approximately 75% of our employees are based in Bangladesh, where we provide service approximately 40% of our clinicians, perform development activities, and conduct various support functions. In July 2024, clashes in Bangladesh began between student protestors, security officials and activists over a quota system for government jobs in Bangladesh. On August 5, 2024, the Bangladesh prime minister abruptly resigned and left the country. An interim government was sworn in on August 8, 2024. The civil unrest has affected some of the Company’s operations in Bangladesh, as the internet was shut down in Bangladesh during portions of July due to the protests. These events have also affected our ability to provide services to some customers during this time. As of the date of this Form 10-Q, the civil unrest in Bangladesh is ongoing, and the future impact of these events on the Company’s operations in Bangladesh remains uncertain. If the civil unrest in Bangladesh continues, it may have a significant negative impact on the Company’s business and may result in decreased profitability, financial loss, adverse impact on our customer relationships and reputational damage.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the six months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

2.2*
Agreement and Plan of Merger dated July 19, 2024, by and among Commure, Inc., Anderson Merger Sub, Inc. and Augmedix, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2024).

3.1
Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 5, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 9, 2020)
10.1
Seventh Omnibus Amendment, entered into on April 9, 2024, by and among Augmedix Operating Corp., f/k/a Augmedix, Inc., Dignity Health, Dignity Health Medical Foundation, and Pacific Central Coast Health Centers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2024)

10.2**
Tenth Amendment to the Master Service Agreement by and between Augmedix Operating Corp., f/k/a Augmedix, Inc., and Sutter Health, dated April 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2024)

10.3**
Amendment 1 to Statement of Work No. 3, dated April 15, 2024, by and between Augmedix Operating Corp., f/k/a Augmedix, Inc. and Sutter Health (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2024)

10.4
Voting and Support Agreement, dated July 19, 2024, by and among Commure, Inc. Anderson Merger Sub, Inc., RAF, L.P., Redmile Capital Fund, LP, Redmile Capital Offshore Master Fund, Ltd, Redmile Strategic Trading Sub, Ltd., Redmile Private Investments II, L.P., and RedCo II Master Fund, L.P.

10.5	Voting and Support Agreement, dated July 19, 2024, by and among Commure, Inc. Anderson Merger Sub, Inc. and HINSIGHT-AUGX HOLDINGS, LLC.
10.6	Voting and Support Agreement, dated July 19, 2024, by and among Commure, Inc. Anderson Merger Sub, Inc. and Emmanuel Krakaris.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
+        Filed herewith.
*    All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGMEDIX, INC. (Registrant)

Date: August 12, 2024	By:	/s/ Emmanuel Krakaris
	Name:	Emmanuel Krakaris
	Title:	President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Paul Ginocchio
	Name:	Paul Ginocchio
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)